Form 10QSB
period 2007-10-31
AirtimeDSL
filed 2007-12-14
CIK 1412299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended October 31, 2007
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                                 AirtimeDSL
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Nevada                   333-146032            20-8257363
 ----------------------------       ------------       ------------------
 (State or other jurisdiction       (Commission          (IRS Employer
      of incorporation)             File Number)       Identification No.)

       2920 N. Green Valley Pkwy, Suite 321, Henderson, NV         89014
       ----------------------------------------------         -----------
            (Address of Principal Executive Offices)           (Zip Code)

                                 Ed Heckerson
                      2920 N. Green Valley Pkwy, Suite 321
                             Henderson, NV  89014
                                (702) 898-7158
        ---------------------------------------------------------
        (Name, address and telephone number of agent for service)

---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 11, 2007, the registrant's outstanding common stock consisted of 25,645,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Independent Accountant's Review Report................ 4
          Balance Sheet (unaudited)............................. 5
          Statements of Operations (unaudited).................. 6
          Statements of Cash Flows (unaudited).................. 7
          Notes to Financial Statements......................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 10

Item 3. Controls and Procedures................................. 15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 16

Item 2.   Changes in Securities and Use of Proceeds............. 16

Item 3.   Defaults upon Senior Securities....................... 16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended October 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended October 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

To the Board of Directors
AirtimeDSL
(A Development Stage Company)

We have reviewed the accompanying balance sheet of AitimeDSL as of October 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of AirtimeDSL.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    December 7, 2007


              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                 AirtimeDSL
                        (A development stage company)
                                Balance Sheet
               July 31, 2007 and October 31, 2007 (Unaudited)


Balance Sheet

                                                     (Unaudited)
                                                     October 31,    July 31,
                                                        2007          2007
                                                     -----------   ----------
Assets

Current Assets:
   Cash                                              $  154,955    $ 150,552
   Funds held in escrow                                       -        6,450
                                                     -----------   ----------
     Total current assets                               154,955      157,002
                                                     -----------   ----------

Fixed assets, net of accumulated
  depreciation of $1,500 at July 31, 2007 and
  $2,400 at October 31, 2007                             65,021       65,921
                                                     -----------   ----------
                                                     $  219,976    $ 222,923
                                                     ===========   ==========


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 25,645,000, 25,645,000
     shares issued and outstanding as of
     7/31/2007 and 10/31/2007, respectively              25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                   (6,904)      (3,957)
                                                     -----------   ----------
                                                        219,976      222,923
                                                     -----------   ----------
                                                     $  219,976    $ 222,923
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                           Statement of Operations
                 For the three months ending October 31, 2007
           From December 28, 2006 (Inception) to October 31, 2007
                                (Unaudited)



Statement of Operations


                                               For the       From December 28,
                                         Three Months Ending 2006 (Inception)
                                         October 31, 2007   to October 31, 2007
                                         ------------------  ----------------
Revenue                                  $               -   $             -
                                         ------------------  ----------------

Expenses:

General and administrative
 expenses                                            2,047             4,504
Depreciation                                           900             2,400
                                         ------------------  ----------------
   Total expenses                                    2,947             6,904
                                         ------------------  ----------------

Net income (loss)                        $          (2,947)  $        (6,904)
                                         ==================  ================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                                        25,645,000
                                         ==================
Net (loss) per
 share - basic
 and fully
 diluted                                 $           (0.00)
                                         ==================


  The accompanying notes are an integral part of these financial statements.

                                 AirtimeDSL
                        (A development stage company)
                           Statement of Cash Flows
                 For the three months ending October 31, 2007
           From December 28, 2006 (Inception) to October 31, 2007
                                (Unaudited)



Statement of Cash Flows


                                               For the       From December 28,
                                         Three Months Ending 2006 (Inception)
                                         October 31, 2007   to October 31, 2007
                                         ------------------  ----------------
Cash flows from operating activities:
Net income (loss)                        $          (2,947)  $        (6,904)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                                       900             2,400
                                         ------------------  ----------------
Net cash (used) from operating
 activities                                         (2,047)           (4,504)


Cash flows from investing activities
Purchase of fixed asset                                  -           (67,421)
                                         ------------------  ----------------
Net cash provided
(used) by investing
activities                                               -           (67,421)


Cash flows from financing activities:
Officer Donated Capital                                  -               430
Issuances of common stock                                -           226,450
                                         ------------------  ----------------
Net cash provided from financing
 activities                                                          226,880


Net increase (decrease) in
 cash                                               (2,047)          154,955
Cash and
 equivalents-
 beginning                                         157,002                  -
                                         ------------------  ----------------
Cash and
 equivalents-
 ending                                  $         154,955   $       154,955
                                         ==================  ================

Supplemental disclosures:
 Interest paid                           $               -   $             -
                                         ==================  ================
Income taxes paid                        $               -   $             -
                                         ==================  ================

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2007 and notes thereto included in the Company's SB-2 Registration Statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2007, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(6,904) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 AirtimeDSL
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management's Discussion and Analysis of Plan of Operation.


AirtimeDSL ("Airtime" or "the Company") was incorporated in the State of Nevada
on December 28, 2006, under the name AirtimeDSL.   AirtimeDSL is in the
business of providing high speed wireless services to the business, residential and consumer marketplace. Activities to date have been limited primarily to organization, initial capitalization, and developing business strategies.

Business of Registrant
----------------------

AirtimeDSL plans to provide fixed based Broadband Wireless Access Services to customers via a proprietary wireless communications connection link.

The Company partners with existing wireless organizations to leverage their legacy infrastructure to provide converged communications to its future subscriber base. Some of these services include Internet Access (ISP), Voice Over Internet Service (VOIP), Cell Phone Service, Video On Demand
(VOD) and 802.11 WIFI Service.

Broadband Wireless access is provided in conjunction with a wireless communications link as the "last mile/first mile" connection for delivering plain old telephone service and broadband Internet to telecommunications customers. It is the part of the telecommunications network that links users with broadband/faster access.

The Broadband wireless access market offers Internet Service Providers immediate access to customer markets without having to either lay cable through a metropolitan area or work through the local telephone companies, reselling the telephone, cable or satellite networks, owned by companies that prefer to largely sell direct. We plan to rent/utilize space on fixed communication towers to provide direct-line internet access to future customers at a reasonable price.

AirtimeDSL's goal is to provide customers with a complete solution to their entire current and future Internet and private network needs. The Company's services will be directed towards all consumers and all small-to medium-sized businesses. AirtimeDSL plans to initially offer its services in Southern California. Management has identified a cell tower owner/operator in Southern California, who has agreed to allow us to place our equipment on his towers for a nominal fee which equals approximately ten percent of our actual revenues.

AirtimeDSL plans to offer competitive pricing on most services. The Company will be competing against other ISPs located in or around Southern California, including national carriers, such as Covad, AT&T, Verizon and the following regional companies: Jump.Net, EarthLink, and Mindspring. Most competitors offer connection solutions but ignore other cross marketing and revenue generating opportunities. We have the opportunity to capture some of their market share due to our marketing strategy.

The Company's initial focus includes six areas of growth:

    o  Increase personnel to handle sales, service, and development efforts.
    o Increase marketing to assure future customers are aware of our services and aggressive pricing.
    o  Provide competitive commercial broadband access
    o Expand our base of operations to offer our services outside of Southern California.
    o  Provide broadband service for multi-dwelling residences
    o  Perform research and development to bring new products to market.

AirtimeDSL's equipment will allow the Company to offer a broad range of internet and telephone services to residential and small businesses in the area. The advantages our services offer, include:

   o  Faster internet connectivity
   o  Flexibility in service delivery using shared or dedicated bandwidth
   o Scalability to handle rural and urban subscriber densities on the same infrastructure
   o  Security, performance and reliability that meets a leased line networks

It is management's goal to provide a cost-effective wireless network to new customers and deliver secure and reliable access to high-speed data and voice services.

 Competition

The Company offers high speed wireless services to the business, residential and consumer marketplace. AirtimeDSL competes with many established companies in the wireless business, including Covad, AT&T, Verizon and a number of smaller regional companies. The market for high speed wireless services is projected to continue to grow, fueled by increasing demand from business enterprises and residential customers. The projected growth has attracted both established companies as well as new entrants offering high
speed wireless solutions.   Because of increased demand for wireless services
in the residential market, competition is expected to increase.

The telecommunications industry is highly competitive. Factors contributing to the industry's increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided and the development of new products and services.
Current and potential competitors in wireless service providers, long distance companies, other local telephone companies, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Results of Operations
---------------------

During the three month period ended October 31, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for at least another year.

Since the Company's inception on December 28, 2006 through the period ended October 31, 2007, the Company generated no revenues. During the three months ended October 31, 2007, the Company $2,047 expenses. The bulk of these expenses ($2,047) represented general and administrative costs, specifically accounting fees and $900 in depreciation.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit for at least six months. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

AirtimeDSL is a developmental stage company with a principal business strategy of providing high speed wireless services at discounted rates to the business, residential and consumer marketplace.

Management believes the Company has sufficient funds to sustain itself for the next twelve months. The Company's need for capital may change dramatically when it moves its business plan forward. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2007, the Company's current assets exceeded its current liabilities by $154,955.

As of October 31, 2007, the Company has 25,645,000 shares of common stock issued and outstanding.

As the Company progress its business plan, it may need to raise additional funding. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Since the Company has not generated any revenues, the Company's sole officer/director received no compensation from the Company's inception
through the Quarter ending October 31, 2007.   The Company's sole
officer/director received stock options or other non-cash compensation since the Company's inception through October 31, 2007. The Company has no employment agreements in place with its officer. Nor does the Company owe its officer any accrued compensation, as the sole officer agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

AirtimeDSL stock is not traded on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on the Company's common stock, and management does not anticipate paying any dividends on the Company's common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

The Company filed its initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission on September 13, 2007 to register 9,625,000 common shares of selling security holders. The registration statement was declared effective on October 24, 2007.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended October 31, 2007.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          AirtimeDSL
                                   ------------------------
                                          Registrant

                                By: /s/ Ed Heckerson
                                --------------------------------
                                 Name:  Ed Heckerson
                                 Title: President/Director

Dated:  December 13, 2007
        -----------------