Form 10QSB
period 2008-01-31
AirtimeDSL
filed 2008-03-17
CIK 1412299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended January 31, 2008
----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 4. 2008, the registrant's outstanding common stock consisted of 25,645,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended January 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended January 31, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------


To the Board of Directors
AirtimeDSL
(A Development Stage Company)

We have reviewed the accompanying balance sheet of AitimeDSL as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of AirtimeDSL.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 28, 2008


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                 AirtimeDSL
                        (A development stage company)
                                Balance Sheet
               January 31, 2008 (Unaudited) and July 31, 2007


Balance Sheets

                                                     (Unaudited)
                                                     January 31,    July 31,
                                                        2008          2007
                                                     -----------   ----------
Assets

Current Assets:
   Cash                                              $  154,129    $ 150,552
   Funds held in escrow                                       -        6,450
   Accounts Receivable                                    2,258            -
                                                     -----------   ----------
     Total current assets                               156,387      157,002
                                                     -----------   ----------

Fixed assets, net of accumulated
  depreciation of  $3,300 at January 31, 2008
  and $1,500 at July 31, 2007                            64,121       65,921
                                                     -----------   ----------
     TOTAL ASSETS                                    $  220,508    $ 222,923
                                                     ===========   ==========

Liabilities and Stockholder's Equity

Stockholders' Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 25,645,000, 25,645,000
     shares issued and outstanding as of
     7/31/2007 and 1/31/2008, respectively               25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                   (6,372)      (3,957)
                                                     -----------   ----------
     Total stockholders' equity                         220,508      222,923
                                                     -----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  220,508    $ 222,923
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                           Statement of Operations
            For the three and six months ending January 31, 2008
           From December 28, 2006 (Inception) to January 31, 2008
                                (Unaudited)



Statement of Operations


                           For the             For the       From December 28,
                     Three Months Ending  Six Months Ending   2006 (Inception)
                       January 31, 2008   January 31, 2008  to January 31, 2008
                       ----------------  ------------------  ----------------
Revenue                $         2,258   $           2,258   $         2,258
                       ----------------  ------------------  ----------------

Expenses:

General and administrative
 expenses                          826               2,873             5,330
Depreciation                       900               1,800             3,300
                       ----------------  ------------------  ----------------
   Total expenses                1,726               4,673             8,630
                       ----------------  ------------------  ----------------

Net income (loss)      $           532  $          (2,415)  $         (6,372)
                       ================  ==================  ================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                    25,645,000          25,645,000
                       ================  ==================
Net (loss) per
 share - basic
 and fully
 diluted               $         (0.00)  $           (0.00)
                       ================  ==================

  The accompanying notes are an integral part of these financial statements.

                                 AirtimeDSL
                        (A development stage company)
                           Statement of Cash Flows
                 For the six months ending January 31, 2008
           From December 28, 2006 (Inception) to January 31, 2008
                                (Unaudited)

Statement of Cash Flows
                                               For the       From December 28,
                                         Six Months Ending   2006 (Inception)
                                          January 31, 2008  to January 31, 2008
                                         ------------------  ----------------
Cash flows from operating activities:
Net income (loss)                        $          (2,415)  $        (6,372)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                                     1,800             3,300
                                         ------------------  ----------------
Net cash (used) from operating
 activities                                           (615)           (3,072)

Cash flows from investing activities
Purchase of fixed asset                                  -           (67,421)
                                         ------------------  ----------------
Net cash provided
(used) by investing
activities                                               -           (67,421)

Cash flows from financing activities:
Officer Donated Capital                                  -               430
Issuances of common stock                                -           226,450
                                         ------------------  ----------------
Net cash provided from financing
 activities                                                          226,880

Net increase (decrease) in
 cash                                                 (615)          156,387
Cash and
 equivalents-
 beginning                                         157,002                  -
                                         ------------------  ----------------
Cash and
 equivalents-
 ending                                  $         156,387   $       156,387
                                         ==================  ================

Supplemental disclosures:
 Interest paid                           $               -   $             -
                                         ==================  ================
Income taxes paid                        $               -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(6,372) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  Management's Discussion and Analysis of Plan of Operation.

AirtimeDSL ("Airtime" or "the Company") was incorporated in the State of Nevada
on December 28, 2006, under the name AirtimeDSL.   AirtimeDSL is in the
business of providing high speed wireless services to the business, residential and consumer marketplace. Additional revenue will also be derived from cross-marketing partner advertisements to its customer base. Activities to date have been limited primarily to organization, initial capitalization, and developing business strategies.

Business of Registrant
----------------------

AirtimeDSL plans to provide fixed Broadband Wireless Access in the use of a wireless communications link as a connection for delivering and broadband internet services to its customers.

The Company partners with existing wireless organizations to leverage their legacy infrastructure to provide converged communications to its future subscriber base. Some of these services include Internet Access (ISP), Voice Over Internet Service (VOIP), Cell Phone Service, Video On Demand (VOD) and
802.11 WIFI Service.

Broadband wireless access is the use of a wireless communications link as the "last mile/first mile" connection for delivering plain old telephone service and broadband Internet to telecommunications customers. It is the part of the telecommunications network that links users with broadband/faster access.

The Broadband wireless access market offers Internet Service Providers immediate access to customer markets without having to either lay cable through a metropolitan area or work through the local telephone companies, reselling the telephone, cable or satellite networks, owned by companies that prefer to largely sell direct. We plan to rent/utilize space on fixed communication towers to provide direct-line internet access to its future customer base at a reasonable price.

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

AirtimeDSL plans to offer competitive pricing on most services. The Company will be competing against other ISPs located in or around Southern California, including national carriers, such as Covad, AT&T, Verizon and the following regional companies: Jump.Net, EarthLink, and Mindspring. Most competitors offer solutions for Windows, and perhaps Macintosh, but ignore all other operating systems. With the rise of Linux and other alternative operating systems, we have a potential to capture some of their market share.

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

It is management's goal to provide a cost-effectively create wireless network to capture new customers and deliver secure and reliable access to high-speed data and voice services.

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

Results of Operations
---------------------

During the six month period ended January 31, 2008, the Company generated revenues of $2,258. In addition, the Company does not expect a significant change in profit during its current fiscal year.

Since the Company's inception on December 28, 2006 through the period ended January 31, 2008, the Company generated revenues of $2,258. During the three months ended January 31, 2008, the Company incurred $1,726 in expenses. During the six months ended January 31, 2008, the Company spent $4,673 in general and administrative costs. The bulk of these expenses represented accounting fees to keep the Company fully reporting. There are no comparisons to the same period(s) last year, as the Company was inactive and had no expenses during that time.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during their current fiscal year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

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

Liquidity and Capital Resources
-------------------------------

As of January 31, 2008, the Company's current assets exceeded its current liabilities by $156,387.

As of January 31, 2008, the Company has 25,645,000 shares of common stock issued and outstanding.

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

Since the Company has generated limited revenues, the Company's sole officer/director received no compensation from the Company's inception through
the Quarter ending January 31, 2008.   The Company's sole officer/director
has not received stock options or other non-cash compensation since the Company's inception through January 31, 2008. The Company has no employment agreements in place with its officer. Nor does the Company owe its officer any accrued compensation, as the sole officer agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis. The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on December 24, 2007. The stock's trading symbol is: ATIM. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

b)  Reports on Form 8-K

None filed during the quarter ended January 31, 2008.



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

Dated:  March 13, 2008
        --------------