Form 10QSB
period 2008-04-30
AirtimeDSL
filed 2008-06-11
CIK 1412299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended April 30, 2008
----------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 5, 2008, the registrant's outstanding common stock consisted of 25,645,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Balance Sheet (unaudited)............................. 4
          Statements of Operations (unaudited).................. 5
          Statements of Cash Flows (unaudited).................. 6
          Notes to Financial Statements......................... 7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 9

Item 3. Controls and Procedures.................................14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.....................................15

Item 2.   Changes in Securities and Use of Proceeds.............15

Item 3.   Defaults upon Senior Securities.......................15

Item 4.   Submission of Matters to a Vote
           of Security Holders..................................15

Item 5.   Other Information.....................................15

Item 6.   Exhibits and Reports on Form 8-K......................15

Signatures......................................................16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended April 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended April 30, 2008, follow.

                                 AirtimeDSL
                        (A development stage company)
                                Balance Sheets
                April 30, 2008 (Unaudited) and July 31, 2007


Balance Sheets

                                                     (Unaudited)
                                                      April 30,     July 31,
                                                        2008          2007
                                                     -----------   ----------
ASSETS

Current Assets:
   Cash                                              $  152,906    $ 150,552
   Funds held in escrow                                       -        6,450
   Accounts Receivable                                    2,258            -
                                                     -----------   ----------
     Total current assets                               155,164      157,002
                                                     -----------   ----------

Fixed assets, net of accumulated
  depreciation of  $4,200 at April 30, 2008
  and $1,500 at July 31, 2007                            63,221       65,921
                                                     -----------   ----------
TOTAL ASSETS                                         $  218,385    $ 222,923
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 25,645,000, 25,645,000
     shares issued and outstanding as of
     7/31/2007 and 1/31/2008, respectively               25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                   (8,495)      (3,957)
                                                     -----------   ----------
     Total stockholders' equity                         218,385      222,923
                                                     -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  218,385    $ 222,923
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                           Statement of Operations
            For the three and nine months ending April 30, 2008
           From December 28, 2006 (Inception) to April 30, 2008
                                (Unaudited)



Statement of Operations


                           For the             For the       From December 28,
                     Three Months Ending Nine Months Ending  2006 (Inception)
                        April 30, 2008     April 30, 2008    to April 30, 2008
                       ----------------  ------------------  ----------------
Revenue                $         3,026   $           5,284   $         5,284
                       ----------------  ------------------  ----------------

Expenses:

General and administrative
 expenses                        4,249               7,122             9,579
Depreciation                       900               2,700             4,200
                       ----------------  ------------------  ----------------
   Total expenses                5,149               9,822            13,779
                       ----------------  ------------------  ----------------

Net income (loss)      $        (2,123)  $          (4,538)  $        (8,495)
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

                                 AirtimeDSL
                        (A development stage company)
                           Statement of Cash Flows
                 For the nine months ending April 30, 2008
           From December 28, 2006 (Inception) to April 30, 2008
                                (Unaudited)


Statement of Cash Flows

                                               For the       From December 28,
                                         Nine Months Ending  2006 (Inception)
                                           April 30, 2008    to April 30, 2008
                                         ------------------  ----------------
Operating activities:
Net income (loss)                        $          (4,538)  $        (8,495)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                                     2,700             4,200
                                         ------------------  ----------------
Net cash (used) from operating
 activities                                         (1,838)           (4,295)


Investing activities
Purchase of fixed asset                                  -           (67,421)
                                         ------------------  ----------------
Net cash provided
(used) by investing
activities                                               -           (67,421)


Financing activities:
Officer Donated Capital                                  -               430
Issuances of common stock                                -           226,450
                                         ------------------  ----------------
Net cash provided from financing
 activities                                                          226,880


Net increase (decrease) in
 cash                                               (1,838)          155,164
Cash and
 equivalents-
 beginning                                         157,002                 -
                                         ------------------  ----------------
Cash and
 equivalents-
 ending                                  $         155,164   $       155,164
                                         ==================  ================

Supplemental disclosures:
 Interest paid                           $               -   $             -
                                         ==================  ================
 Income taxes paid                       $               -   $             -
                                         ==================  ================
 Non-cash transactions                   $               -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at April 30, 2008, the Company has recognized revenues of $5,284 to date and has accumulated operating losses of approximately $(8,495) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company's initial focus includes nine areas of growth:

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

Results of Operations
---------------------

During the nine month period ended April 30, 2008, the Company generated revenues of $5,284 and for the three month period ended April 30, 2008, the Company generated $3,026 in revenues. The Company does not expect to earn any significant profit during its current fiscal year.

Since the Company's inception on December 28, 2006 through the period ended April 30, 2008, the Company generated revenues of $5,284. During the three months ended April 30, 2008, the Company incurred $5,149 in expenses. During the nine months ended April 30, 2008, the Company incurred $9,822 in expenses of which $7,122 represented in general and administrative costs. The bulk of these expenses represented accounting fees to keep the Company fully reporting. There are no comparisons to the same period(s) last year, as the Company was inactive and had no expenses during that time.

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

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.


Liquidity and Capital Resources
-------------------------------

As of April 30, 2008, the Company's current assets exceeded its current liabilities by $155,164.

As of April 30, 2008, the Company has 25,645,000 shares of common stock issued and outstanding.

As the Company implements its business plan, it may need to raise additional funding. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Since the Company has generated limited revenues, the Company's sole officer/director received no compensation from the Company's inception through
the Quarter ending April 30, 2008.   The Company's sole officer/director
received stock options or other non-cash compensation since the Company's inception through April 30, 2008. The Company has no employment agreements in place with its officer. Nor does the Company owe its officer any accrued compensation, as the sole officer agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

None.

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

b)  Reports on Form 8-K

None filed during the quarter ended April 30, 2008.



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

Dated:  June 5, 2008
        ------------