Form 10-K
period 2008-07-31
AirtimeDSL
filed 2008-10-28
CIK 1412299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number  0-52877

                                 AirtimeDSL
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-8257363
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

           2920 N. Green Valley Pkwy, Suite 321, Henderson, NV  89014
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 898-7158

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year.:

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of October 27, 2008, was approximately $9,721,250, based on $1.01, the price at which the registrant's common stock was last sold on June 4, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 27, 2008, there were 25,645,000 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       21

ITEM 3.  LEGAL PROCEEDINGS                                                21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          23
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 30
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          30

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           33

ITEM 11. EXECUTIVE COMPENSATION                                           35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 37
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   38
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           39

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          40

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o  inability to raise additional financing for working capital;

o inability to identify Broadband wireless access markets that fit into our organization;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "AirtimeDSL", "the Company", "we," "us," and "our" refer to AirtimeDSL.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at AirtimeDSL, 2920 N. Green Valley Pkwy, Suite 321,
Henderson, NV  89014.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized December 28, 2006 (Date of Inception) under the laws of the State of Nevada, as AirtimeDSL. AirtimeDSL is in the business of providing high speed wireless services to the business, residential and consumer marketplace. Activities to date have been limited primarily to organization, initial capitalization, and developing business strategies.



Our Business
------------

AirtimeDSL or ("the Company"), is a Nevada Corporation with a principal business strategy of providing high speed wireless services at discounted rates to business, residential and the consumer marketplace.

The Company partners with existing wireless organizations to leverage their legacy infrastructure to provide converged communications to its future subscriber base. Some of these services include Internet Access (ISP), Voice Over Internet Service (VOIP), Cell Phone Service, Video On Demand (VOD) and
802.11 WIFI Service.

The Company plans to provide fixed Broadband Wireless Access in the use of a wireless communications link as a connection for delivering and broadband internet services to its customers.

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

Our goal is to provide customers with a complete solution to their entire current and future Internet and private network needs. Our services will be directed towards all consumers and all small-to medium-sized businesses.

We plan to offer competitive pricing on most services. We will be competing against other ISPs located in or around Southern California, including national carriers, such as Covad, AT&T, Verizon and the following regional companies: Jump.Net, EarthLink, and Mindspring. Most competitors offer solutions for Windows, and perhaps Macintosh, but ignore all other operating systems. With the rise of Linux and other alternative operating systems, we have a potential to capture some of their market share. Our initial focus includes six areas of growth:

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

Our equipment will allow us to offer a broad range of internet and telephone services to residential and small businesses in the area. The advantages our services offer, include:

   o  Faster internet connectivity
   o  Flexibility in service delivery using shared or dedicated bandwidth
   o Scalability to handle rural and urban subscriber densities on the same infrastructure
   o  Security, performance and reliability that meets a leased line networks

It is our goal to provide a cost-effectively create wireless network to capture new customers and deliver secure and reliable access to high-speed data and voice services.

1.  Business Internet Access

Internet access for business is different from Internet access for home use. When companies offer home Internet access, they expect that in most cases just one or two computers will be connected to the service and only a tiny amount of bandwidth will be consumed. Businesses on the other hand typically boast intranets with dozens (or hundreds or even thousands) of computers hooked up to them and are large consumers of bandwidth. Businesses also rely on their ISP services more (on the average) and potentially lose money if their connection goes down. ISPs thus treat business customers more seriously, and they tend to likewise charge significantly more for business accounts.

Data services. We believe that we are in a position to take advantage of the growing demand for wireless data services. Our strategy is to build a wireless data, voice, messaging and multi-media operations for both consumer and business customers.

We plan to offer an array of data transmission and content services, such as:

Fixed Wireless High Speed Internet - This will provide increased data transmission rates on existing applications and enable the provisioning of enhanced data applications that can operate at broadband speeds. In addition, our digital technology enables higher-speed applications, such as e-mail, enterprise applications, image downloads, and full browsing capabilities for laptop computer users.

Wireless Business Solutions - Through our suite of services, we plan to provide business customers solutions for accessing the Internet and corporate intranet, which will allow for optimized wireless access to the customer's corporate applications or databases.


The Industry
------------

The wireless industry is characterized by changing technology and the rapid widespread adoption of such technology. From being a luxury utilized by only a small percentage of the population one generation ago, wireless technologies have now come to be widespread in the United States. This expansion in the numbers of users has advanced alongside radical improvements in the quality of wireless products available, and a remarkable drop in their cost.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on the Company's future financial condition and results of operations.


AirtimeDSL Funding Requirements
-------------------------------

AirtimeDSL has completed its initial round of funding to capitalize the operations of the Company on March 15, 2007. The Company issued 5,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering in exchange for $200,000. Management believes that the Company has sufficient funding to sustain itself for the next twelve months.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Competition
-----------

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



Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
----------------------------------------------------------------------

Much of the Company's technology depends upon the non-patentable technology, knowledge, and experience of its technical personnel and collaborators. To help protect its rights, the Company will require employees, collaborators, and significant consultants and advisors with access to confidential information, to enter into confidentiality agreements with the Company.
There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. The Company's success and ability to compete is dependent in part upon its proprietary technology. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company regards substantial elements of its underlying infrastructure and wireless deployment techniques as proprietary information and will attempt to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.


Research and Development Activities and Costs
---------------------------------------------

Airtime did not incur any research and development costs for the years ended July 31, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.

Government Regulation
---------------------

We are subject to federal, state and local laws and regulations affecting its business, including the federal Communications Act of 1934. Although we plan on obtaining all required federal and state permits, licenses, there can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees
---------

We have no full-time employees at the present time. Our officer and director is responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

All functions including development, strategy, negotiations and clerical work are being provided by our officers/directors on a voluntary basis, without compensation.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during 2009.

Item 1A. Risk Factors.


                      RISK FACTORS RELATING TO OUR COMPANY
                      ------------------------------------


1. WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE MAY NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements as of July 31, 2008 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to successfully execute its business plan. Management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon generating revenues or raising sufficient capital through future offerings. There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next six (6) to twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.


2. WE MAY NOT BE ABLE TO COMPETE WITH OTHER BROADBAND WIRELESS INTERNET SUPPLIERS, ALMOST ALL OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Broadband internet wireless business is subject to rapid change. We do not have the resources to compete with larger providers of this service. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, AirtimeDSL cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

3. BECAUSE WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE GENERATED ONLY $5,284 IN REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Our company was incorporated on December 28, 2006; we have realized only $5,284 in revenues and a loss of $(37,292) since our inception through July 31, 2008. We have little operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.


4. THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED USE AND GROWTH OF THE INTERNET AS A COMMERCE PLATFORM.

The existence and growth of our service depends on the continued acceptance of the Internet as a commerce platform for individuals and enterprises. The internet could possibly lose its viability as a tool to buy and sell consumer items by the adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The acceptance and performance of the Internet has been harmed by "viruses," "worms," and "spy-ware". If for some reason the Internet were no longer widely accepted as a tool to buy and sell consumer items, the demand for our services would be significantly reduced, which would harm or cause our business to fail.

5.  EVOLVING REGULATION OF THE INTERNET MAY ADVERSELY AFFECT US.

As Internet commerce continues to evolve there may be increased regulation by federal, state and/or foreign agencies. Any new regulations which restrict our business could harm or cause our business to fail.

6. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Footnote 3 to Financial Statements included in this registration statement, our auditors have given us a Going Concern comment. This raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period December 28, 2006 (inception) to July 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

7.  WE FACE STRONG AND VARIED COMPETITION.

In the US area, there are many larger companies who produce similar products which AirtimeDSL plans to produce. The competition includes larger companies, such as Embarq, Cox Communications, AT&T, and other local providers and resellers. These companies are better funded and more established than AirtimeDSL.


8.  WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of our sole officer and director. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. The sole officer is the only personnel at the outset of operations. The sole officer can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

9.  WE MAY NOT EVER PAY CASH DIVIDENDS.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")

10.  WE ARE SUBJECT TO GOVERNMENT REGULATION.

The Company is subject to federal, state and local laws and regulations affecting its business, including the federal Communications Act of 1934. Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

11.  WE MAY BE LIABLE FOR THE PRODUCTS AND SERVICES WE PROVIDE.

There is no guarantee that the level of insurance coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual liability claims have been made upon the Company.

12. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Ed Heckerson, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Ed Heckerson, the President and Director of the company, currently devotes approximately 10-20 hours per week to company matters. The responsibility of developing the company's business, the offering and selling of the shares through this prospectus all fall upon Mr. Heckerson. He has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Heckerson intends to limit his role in his other business activities and devote more of his time to AirtimeDSL after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

13. OUR PRINCIPAL STOCKHOLDER, WHO IS OUR SOLE OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our sole officer and our principal stockholder, beneficially owns approximately or has the right to vote approximately 63% of our outstanding common stock. As a result, this stockholder, acting alone, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and positions, this individual has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


14. THE LOSS OF ONE OR MORE OF OUR FUTURE BUSINESS PARTNERS MAY INTERRUPT OUR OPERATIONS.

The Company partners with existing wireless organizations to leverage there legacy infrastructure to provide converged communications to its future subscriber base. The loss of one or more of these partners could interrupt our operations and impact our ability to deliver products and services to our customers, which would have a material adverse effect on our net sales and profitability.


15. INCREASES IN THE BASE COST OF OUR SERVICES COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

The wireless industry is characterized by changing technology and the rapid widespread adoption of such technology. The costs of this technology fluctuate. Significant increases in these costs could decrease our profitability.

16.  THE WIRELESS INDUSTRY IS INFLUENCED BY GENERAL ECONOMIC CONDITIONS.

The wireless industry is highly competitive and reactive to the overall level of consumer spending. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates could adversely affect the future sales of our products and services.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.


                              Other Risks Factors
                              -------------------

17. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. (See "DILUTION")


18. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

(a) that a broker or dealer approve a person's account for transactions in penny stocks; and

(b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


19. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

20. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.


21. FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending July 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our Annual Report on Form 10-K for our fiscal period ending July 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements.

Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.


22. WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the NASDAQ National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2.  Properties.

Our corporate headquarters are located at 2920 N. Green Valley Pkwy, Suite 321, Henderson, NV 89014. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

AirtimeDSL common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: ATIM. The stock was cleared for trading on the OTC-Bulletin Board on December 26, 2007.

Since the Company has been cleared for trading, through October 27, 2008, there have been minimum trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of October 27, 2008, there were approximately 34 holders of record of our Common Stock and 25,645,000 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) We did not repurchase any of our equity securities during the years ended July 31, 2008 or 2007.


Recent Sales of Unregistered Securities
---------------------------------------

On December 28, 2006, the Company issued 20,000,000 par value $0.001 common shares of stock to the Company's five founders for $20,000 cash equivalents.

In March, 2007, the Company completed a public offering of shares of common stock of the Company. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended, whereby it sold 5,000,000 shares of its $0.001 par value common stock for cash in the amount of $200,000.

In May, 2007, the Company sold 645,000 common shares at par value of $0.001
per share for $6,450 cash.   All common shares were issued in reliance upon
an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated.

Issuer Purchases of Equity Securities
-------------------------------------

We did not repurchase any of our equity securities during the years ended July 31, 2008 or 2007.


Item 6.  Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

AirtimeDSL, was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 28, 2006. AirtimeDSL is in the business of providing high speed wireless services to business, residential and the consumer marketplace.

We a developmental stage company whose goal is to provide customers with a complete solution to their entire current and future Internet and private network needs. Our services are directed towards all consumers and all small-to medium-sized businesses.

We plan to provide fixed Broadband Wireless Access in the use of a wireless communications link as a connection for delivering and broadband internet services to its customers. The Broadband wireless access market offers Internet Service Providers immediate access to customer markets without having to either lay cable through a metropolitan area or work through the local telephone companies, reselling the telephone, cable or satellite networks, owned by companies that prefer to largely sell direct. We plan to rent/utilize space on fixed communication towers to provide direct-line internet access to its future customer base at a reasonable price.


We partner with existing wireless organizations to leverage their legacy infrastructure to provide converged communications to its future subscriber base. Some of these services include Internet Access (ISP), Voice Over Internet Service (VOIP), Cell Phone Service, Video On Demand (VOD) and 802.11 WIFI Service.

Results of Operations for the year ended July 31, 2008
------------------------------------------------------

We have earned $5,284 in revenues since our inception on December 28, 2006 through July 31, 2008. We do not anticipate earning any significant revenues until such time as can rent/utilize space on fixed communication towers to provide direct-line internet access to its future customer base. We are presently in the development stage of our business, there are no assurances that our business plan will be successful.

Since our inception on December 28, 2006 we experienced a net loss of $(37,292). Our loss was attributed to organizational expenses, accounting and legal fees. We anticipate our operating expenses will increase as we start to open markets for our services. We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We have earned $5,284 in revenues for the period from December 28, 2006 (inception) through July 31, 2008. We do not anticipate generating any significant revenues until we establish a solid customer base.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
-----------------------------------------------

As of July 31, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of July 31, 2008 reflects cash of $129,892 and current liabilities of $2,625. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On December 28, 2006 (inception), the Company issued 20,000,000 shares of its $0.001 par value common stock to the founders of the Company for $20,000 cash equivalents.

On March 15, 2007, the Company issued 5,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering for $200,000 cash.

On May 31, 2007, the Company issued 645,000 shares of its $0.001 par value common stock pursuant to a regulation 505 offering for $6,450 cash.

Management believes it has sufficient funds to remain operational for next twelve months.

As a result of the Company's limited operations, no officer or director received cash compensation during the year ended July 31, 2008. The Company has no employment agreements in place with its officers.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


To the Board of Directors
AirTimeDSL
(A Development Stage Company)

We have audited the accompanying balance sheets of AirTimeDSL (A Development Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2008 and the period from December 28, 2006 to July 31, 2007 and from inception on December 28, 2006 through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTimeDSL (A Development Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2008 and the period from December 28, 2006 to July 31, 2007 and from inception on December 28, 2006 through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    October 22, 2008

              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                      (702) 253-7499 Fax (702) 253-7501

                                 AirtimeDSL
                        (A development stage company)
                                Balance Sheets

Balance Sheets
                                                      July 31,      July 31,
                                                        2008          2007
                                                     -----------   ----------
ASSETS

Current Assets:
   Cash                                              $  127,634    $ 150,552
   Funds held in escrow                                       -        6,450
   Accounts Receivable                                    2,258            -
                                                     -----------   ----------
     Total current assets                               129,892      157,002
                                                     -----------   ----------

Equipment, net of accumulated
  depreciation of  $5,100 at July 31, 2008
  and $1,500 at July 31, 2007                            62,321       65,921
                                                     -----------   ----------
TOTAL ASSETS                                         $  192,213    $ 222,923
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                       2,625            -
                                                     -----------   ----------
     Total current liabilities                            2,625            -
                                                     -----------   ----------

Stockholders' Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 25,645,000, 25,645,000
     shares issued and outstanding as of
     7/31/2007 and 7/31/2008, respectively               25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                  (37,292)      (3,957)
                                                     -----------   ----------
     Total stockholders' equity                         189,588      222,923
                                                     -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  192,213    $ 222,923
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                           Statements of Operations


Statements of Operations
                                            Period from
                           For the       December 28, 2006   From December 28,
                         Year Ending             to          2006 (Inception)
                        July 31, 2008       July 31, 2007    to July 31, 2008
                       ----------------  ------------------  ----------------
Revenue                $         5,284   $               -   $         5,284
                       ----------------  ------------------  ----------------

Expenses:

General and administrative
 expenses                       35,019               2,457            37,476
Depreciation                     3,600               1,500             5,100
                       ----------------  ------------------  ----------------
   Total expenses               38,619               3,957            42,576
                       ----------------  ------------------  ----------------

Net loss before income
 taxes                         (33,335)             (3,957)          (37,292)

Income tax expense                   -                   -                 -
                       ----------------  ------------------  ----------------

Net income (loss)      $       (33,335)  $          (3,957)  $       (37,292)
                       ================  ==================  ================

Net (loss) per
 share - basic
 and fully
 diluted               $         (0.00)  $           (0.00)
                       ================  ==================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                    25,645,000          23,376,597
                       ================  ==================

  The accompanying notes are an integral part of these financial statements.

                                 AirtimeDSL
                        (A development stage company)
                      Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------- ------- ---------  ----------- -------------
Founders initial
investment, 12/28/2006
$0.001 per share      20,000,000 $20,000 $       -  $        -  $     20,000

Donated capital
 for incorporating
 costs                                         430                       430

Common stock issued
 for cash, 506
 offering at
 $0.04 per share
 3/15/07               5,000,000   5,000   195,000           -       200,000

Common stock issued
 for cash, 505
 offering at
 $0.01 per share
 5/31/07                 645,000     645     5,805                     6,450

Net (loss) for the
 year ending
 July 31, 2007                                          (3,957)       (3,957)
                      ---------- ------- ---------  ----------- -------------

Balance,
 July 31, 2007        25,645,000  25,645   201,235      (3,957)      222,923

Net (loss) for the
 year ending
 July 31, 2008                                         (33,335)      (33,335)
                      ---------- ------- ---------  ----------- -------------

Balance,
 July 31, 2008        25,645,000 $25,645 $ 201,235  $  (37,292) $    189,588
                      ========== ======= =========  =========== =============

  The accompanying notes are an integral part of these financial statements.

                                 AirtimeDSL
                        (A development stage company)
                           Statements of Cash Flows

Statements of Cash Flows
                                            Period from
                           For the       December 28, 2006   From December 28,
                         Year Ending             to          2006 (Inception)
                        July 31, 2008       July 31, 2007    to July 31, 2008
                       ----------------  ------------------  ----------------
Operating activities:
Net income (loss)      $       (33,335)  $          (3,957)  $       (37,292)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                 3,600               1,500             5,100
    Increase in
     accounts payable            2,625                   -             2,625
                       ----------------  ------------------  ----------------
Net cash (used) from operating
 activities                    (27,110)             (2,457)          (29,567)


Investing activities:
Purchase of fixed asset              -             (67,421)          (67,421)
                       ----------------  ------------------  ----------------
Net cash provided
(used) by investing
activities                           -             (67,421)          (67,421)


Financing activities:
Officer Donated Capital              -                 430               430
Issuances of common stock            -             226,450           226,450
                       ----------------  ------------------  ----------------
Net cash provided from financing
 activities                          -             226,880           226,880


Net increase (decrease) in
 cash                          (27,110)            157,002           129,892
Cash and
 equivalents-
 beginning                     157,002                   -                 -
                       ----------------  ------------------  ----------------
Cash and
 equivalents-
 ending                        129,892   $         157,002   $       129,892
                       ================  ==================  ================

Supplemental disclosures:
 Interest paid         $             -   $               -   $             -
                       ================  ==================  ================
 Income taxes paid     $             -   $               -   $             -
                       ================  ==================  ================
 Non-cash transactions $             -   $               -   $             -
                       ================  ==================  ================

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

AirtimeDSL ("Airtime" or "the Company") was incorporated in the State of Nevada
on December 28, 2006, under the name AirtimeDSL.   AirtimeDSL is in the
business of providing high speed wireless services to the business, residential and consumer marketplace. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

On June 11, 2008, AirtimeDSL amended its Articles of Incorporation to change its name to China H2O. The name change was filed with the Nevada Secretary of State pursuant to the Acquisition Agreement and Plan of Merger with Beijing Happy Vitamins Trading Co., Ltd. When the Acquisition Agreement and Plan of Merger was rescinded on June 24, 2008, the Company filed a Correction Notice with the Nevada Secretary of State to cancel the Amended Articles and restate the corporate name back to AirtimeDSL.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $127,634 and liabilities of $2,625 as of July 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

                                AirtimeDSL
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected July 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has had limited revenues since its inception. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

NOTE 4.   STOCKHOLDERS'EQUITY

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock.

There have been no issuances of preferred stock.

                                AirtimeDSL
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 4.   STOCKHOLDERS'EQUITY-CONTINUED

Common Stock
------------
The Company is authorized to issue 70,000,000 shares of $0.001 par value common stock.

On December 28, 2006 (inception), the Company issued 20,000,000 shares of its $0.001 par value common stock to the founders of the Company for $20,000 cash equivalents.

On March 15, 2007, the Company issued 5,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

On May 31, 2007, the Company issued 645,000 shares of its $0.001 par value common stock pursuant to a regulation 505 offering.

There have been no other issuances of common stock.

NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

                                AirtimeDSL
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 7.   REVENUE AND EXPENSES

The Company currently has had revenues of $5,284 and expenses of $42,576 since its inception on December 28, 2006 through July 31, 2008.

NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations.

NOTE 9   RECENT PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In

                                AirtimeDSL
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 9   RECENT PRONOUNCEMENTS - CONTINUED

particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to

                                AirtimeDSL
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               July 31, 2008

NOTE 9   RECENT PRONOUNCEMENTS - CONTINUED

evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of July 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, on August 28, 2008, we appointed outside directors to our board of directors who shall appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of the outside directors, who shall appoint a fully functioning audit committee, will remedy the lack of a functioning audit committee.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                   PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


       Name      Age             Position
------------------------------------------------------------------
Ed Heckerson      40        President/Secretary/Treasurer/Director



All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of our officers and directors.

Edward Heckerson, President and Director
----------------------------------------

Edward Heckerson (President/Secretary/Treasurer/Director)

December 2006 to Present - AirtimeDSL - Director

December 2002 to November 2006 - Airtime Wireless, Inc. - President

September 1999 to August 1999 - Independent Communications Consultant


Education:

Bonita High School, San Dimas, CA  - Graduated, 1986
Attended Colorado State University, Fort Collins, CO

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors
------------------

Our board of directors currently consists of: Ed Heckerson.. Our director serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to AirtimeDSL. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the AirtimeDSL shares, unless the transaction is approved by AirtimeDSL' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of AirtimeDSL.


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal years ended July 31, 2008 and July 31, 2007.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since December 28, 2006 (inception) of the company through the fiscal years ending July 31, 2008 and July 31, 2007. AirtimeDSL has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  July 31  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
Ed Heckerson       CEO/Dir.  2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end July 31, 2008.


Outstanding Equity Awards at Fiscal Year-Ending July 31, 2008
-------------------------------------------------------------

We did not have any outstanding equity awards as of July 31, 2008.

Option Exercises for Fiscal Year-Ending July 31, 2008
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending July 31, 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending July 31, 2008 or July 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 27, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 25,645,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 27, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of AirtimeDSL's common stock.


                   Name and Address     Amount of Beneficial   Percentage
Title of Class     of Beneficial Owner         Ownership         of Class
----------------  -----------------------  ------------------   -------------
Common Stock       Ed Heckerson,  (1)         16,000,000           62.3%
                   2920 N. Green Valley Pkwy
                   Henderson, NV 89014
----------------------------------------------------------------------------
Common Stock       All Executive Officers     16,000,000           62.3%
                   and Directors as a Group (1 person)

(1) Ed Heckerson's wife beneficially owns 20,000 common shares that are not included in the above total.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole Director has contributed office space for the Company's use for all periods presented. There is no charge to AirtimeDSL for the space.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered owns no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Other than as set forth, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;
b) Any majority security holder; and
c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending July 31, 2008 and July 31, 2007. Aggregate fees billed to us for the years ended July 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                               July 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                         $5,000     $4,000
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our President pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director(s) then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending July 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,           SB-2            3.1  09/13/2007
           as currently in effect
-------------------------------------------------------------------------------
3.2        Bylaws                               SB-2            3.2  09/13/2007
           as currently in effect
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        AirtimeDSL
----------------------------------
        Registrant


By: /s/ Ed Heckerson
    ----------------
        Ed Heckerson
        President

Date:  October 27, 2008
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name:


By: /s/ Ed Heckerson
    --------------------------------
        Ed Heckerson
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  October 27, 2008
       ----------------