Form 10-Q
period 2008-10-31
AirtimeDSL
filed 2008-12-12
CIK 1412299

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   0-52877

                                  AIRTIMEDSL
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-8257363
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

           2920 N. Green Valley Pkwy, Suite 321, Henderson, NV  89014
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 898-7158

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of December 8, 2008, there were 25,645,000 shares of the issuers Common Stock outstanding.

                              Table of Contents
                                 AirtimeDSL
                              Index to Form 10-Q
           For the Quarterly Period Ended October 31, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of October 31, 2008 and July 31, 2008                3

   Statements of Income for the three months
     ended October 31, 2008 and 2007                                      4

   Statements of Cash Flows for the three months
    ended October 31, 2008 and 2007                                       5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                17

Item 4 -- Submission of Matters to a Vote of Security Holders            17

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                 AirtimeDSL
                        (A development stage company)
                                Balance Sheets

Balance Sheets
                                                     October 31,
                                                        2008        July 31,
                                                     (Unaudited)      2008
                                                     -----------   ----------
ASSETS

Current Assets:
   Cash                                              $  115,161    $ 127,634
   Funds held in escrow                                       -            -
   Accounts Receivable                                    2,258        2,258
                                                     -----------   ----------
     Total current assets                               117,419      129,892
                                                     -----------   ----------

Equipment, net of accumulated
  depreciation of  $6,000 at October 31, 2008
  and $5,100 at July 31, 2008                            61,421       62,321
                                                     -----------   ----------
TOTAL ASSETS                                         $  178,840    $ 192,213
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                       3,000        2,625
                                                     -----------   ----------
     Total current liabilities                            3,000        2,625
                                                     -----------   ----------

Stockholders' Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 25,645,000, 25,645,000
     shares issued and outstanding as of
     7/31/2008 and 10/31/2008, respectively              25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                  (51,040)     (37,292)
                                                     -----------   ----------
     Total stockholders' equity                         175,840      189,588
                                                     -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  178,840    $ 192,213
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations
                                                                    From
                                                                December 28,
                                  For the three months ended        2006
                                  --------------------------  (Inception) to
                                    October 31,  October 31,     October 31,
                                       2008         2007            2008
                                  ------------  ------------  --------------
Revenue                           $         -   $         -   $       5,284
                                  ------------  ------------  --------------

Expenses:

General and administrative
  expenses                             12,848         2,047          50,324
Depreciation                              900           900           6,000
                                  ------------  ------------  --------------
    Total expenses                     13,748         2,947          56,324
                                  ------------  ------------  --------------

Net (loss) before provision for
  income taxes                        (13,748)       (2,947)        (51,040)

Income tax expense                          -             -               -
                                  ------------  ------------  --------------

Net (loss)                        $   (13,748)  $    (2,947)  $     (51,040)
                                  ============  ============  ==============

Net (loss) per
 share - basic
 and fully
 diluted                          $     (0.00)  $     (0.00)
                                  ============  ============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                           25,645,000    23,376,597
                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A development stage company)
                          Statements of Cash Flows
                                (Unaudited)


Statements of Cash Flows

                                                                    From
                                                                December 28,
                                  For the three months ended        2006
                                  --------------------------  (Inception) to
                                    October 31,  October 31,     October 31,
                                       2008         2007            2008
                                  ------------  ------------  --------------
Operating activities:
Net income (loss)                 $   (13,748)  $    (2,947)  $     (51,040)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
   Depreciation                           900           900           6,000
   Increase (Decrease) in
     accounts payable                     375             -           3,000
                                  ------------  ------------  --------------
Net cash (used) by operating
 activities                           (12,473)       (2,047)        (42,040)


Investing activities:
Purchase of fixed asset                     -             -         (67,421)
                                  ------------  ------------  --------------
Net cash (used) in investing
 activities                                 -             -         (67,421)


Financing activities:
Officer donated capital                     -             -             430
Issuances of common stock                   -             -         226,450
                                  ------------  ------------  --------------
Net cash provided by financing
 activities                                 -             -         226,880


Net increase (decrease) in cash       (12,473)       (2,047)        117,419
Cash and equivalents - beginning      129,892       157,002               -
                                  ------------  ------------  --------------
Cash and equivalents - ending     $   117,419   $   154,955   $     117,419
                                  ============  ============  ==============

Supplemental disclosures:
  Interest paid                   $         -   $         -   $           -
                                  ============  ============  ==============
  Income taxes paid               $         -   $         -   $           -
                                  ============  ============  ==============
  Non-cash transactions           $         -   $         -   $           -
                                  ============  ============  ==============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2008 and notes thereto included in the Company's Annual Statement on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2008, the Company has recognized limited revenues of $5,284 to date and has accumulated operating losses of approximately $(50,665) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

The Company was organized December 28, 2006 (Date of Inception) under the laws of the State of Nevada, as AirtimeDSL. AirtimeDSL is in the business of providing high speed wireless services to the business, residential and consumer marketplace.

AirtimeDSL Business Plan
------------------------

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


Results of Operations for the quarter ended October 31, 2008
------------------------------------------------------------

In its most recent three month operating period ended October 31, 2008, the Company generated no revenues. The Company does not expect to generate any profit for the next year. During the three months ended October 31, 2008, the Company incurred $13,748 in expenses as compared to $2,947 for the same period last year. Since the Company's inception, on December 28, 2006, the Company experienced a net loss of $(51,040).

Revenues
--------

The Company has generated no revenues during the three months ending
October 31, 2008 and did not generate any revenues for the past period last year. Since the Company's inception, on December 28, 2006, the Company generated $5,284 in revenues. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. Management believes it has sufficient funds to remain operational for next twelve months.

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of October 31, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of December 8, 2008, the Company has 25,645,000 shares of common stock issued and outstanding.

Our balance sheet as of October 31, 2008 reflects cash of $115,161 and current liabilities of $3,000. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

As a result of the Company's current limited available cash flows, no officer or director received compensation through the three months ended October 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through October 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

AirtimeDSL is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, AirtimeDSL has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

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

(b)  Management's Remediation Initiatives
- -----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(c)  Changes in internal controls over financial reporting
- ----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form SB-2 for the fiscal year ended July 31, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits


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

                                                 AirtimeDSL
                                          --------------------------
                                                 Registrant


Date:  December 8, 2008        By:   /s/ Ed Heckerson
       ----------------        ----------------------------------------------
                                         Ed Heckerson
                                         Title: President, Chief Executive
                                         Officer, Chief Financial Officer,
                                         Secretary and Director (Principal
                                         Executive, Financial, and Accounting
                                         Officer)