Form 10-Q
period 2009-01-31
AirtimeDSL
filed 2009-03-13
CIK 1412299

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

                For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 13, 2009, there were 25,645,000 shares of the issuers Common Stock outstanding.

                              Table of Contents
                                 AirtimeDSL
                              Index to Form 10-Q
           For the Quarterly Period Ended January 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of January 31, 2009 and July 31, 2008      3

   Condensed Statements of Income for the three and six months
         ended January 31, 2009 and 2008                                  4

   Condensed Statements of Cash Flows for the six months
         ended January 31, 2009 and 2008                                  5

   Condensed Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A. Risk Factors                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               18

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                 AirtimeDSL
                        (A development stage company)
                          Condensed Balance Sheets

Condensed Balance Sheets
                                                     January 31,
                                                        2009        July 31,
                                                     (Unaudited)      2008
                                                     -----------   ----------
ASSETS

Current Assets:
   Cash                                              $   51,256    $ 127,634
   Accounts Receivable                                        -        2,258
                                                     -----------   ----------
     Total current assets                                51,256      129,892
                                                     -----------   ----------

Equipment, net of accumulated
  depreciation of  $6,900 at January 31, 2009
  and $5,100 at July 31, 2008                            60,521       62,321
                                                     -----------   ----------
TOTAL ASSETS                                         $  111,777    $ 192,213
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                       1,500        2,625
                                                     -----------   ----------
     Total current liabilities                            1,500        2,625
                                                     -----------   ----------

Stockholders' Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value,
     195,000,000 shares authorized, 25,645,000,
     25,645,000 shares issued and outstanding as of
     7/31/2008 and 1/31/2009, respectively               25,645       25,645
   Additional paid-in capital                           201,235      201,235
   Earnings (Deficit) accumulated during
     development stage                                 (116,603)     (37,292)
                                                     -----------   ----------
     Total stockholders' equity                         110,277      189,588
                                                     -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  111,777    $ 192,213
                                                     ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A Development Stage Company)
                      Condensed Statements of Operations

Condensed Statements of Operations
                                                                     From
                                                                 December 28,
                   For the three             For the six             2006
                   months ended              months ended         (Inception)
              ------------------------  ------------------------      to
              January 31,  January 31,  January 31,  January 31,  January 31,
                 2009         2008         2009         2008         2009
              -----------  -----------  -----------  -----------  -----------
Revenue       $        -   $    2,258   $        -   $    2,258   $    5,284
              -----------  -----------  -----------  -----------  -----------

Expenses:

General &
 administrative   62,405          826       75,253        2,873      112,729
Depreciation         900          900        1,800        1,800        6,900
Bad debt
 expense           2,258            -        2,258            -        2,258
              -----------  -----------  -----------  -----------  -----------
Total expenses    65,563        1,726       79,311        4,673      121,887
              -----------  -----------  -----------  -----------  -----------

Net (loss) before
 provision for
 income taxes    (65,563)         532      (79,311)      (2,415)    (116,603)

Income tax
 expense               -            -            -            -            -
              -----------  -----------  -----------  -----------  -----------

Net income
 (loss)       $  (65,563)  $      532   $  (79,311)  $   (2,415)  $ (116,603)
              ===========  ===========  ===========  ===========  ===========

Net (loss)
 per share-
 basic and
 fully
 diluted      $    (0.00)  $     0.00   $    (0.00)  $    (0.00)
              ===========  ===========  ===========  ===========

Weighted
 average
 number of
 shares
 outstanding-
 basic and fully
 diluted      25,645,000   25,645,000   25,645,000   25,645,000
              ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                        (A Development Stage Company)
                     Condensed Statements of Cash Flows

Condensed Statements of Cash Flows
                                                                     From
                                                                 December 28,
                                             For the six             2006
                                             months ended         (Inception)
                                        ------------------------      to
                                        January 31,  January 31,  January 31,
                                           2009         2008         2009
                                        -----------  -----------  -----------
Operating activities:
Net income (loss)                       $  (79,311)  $   (2,415)  $ (116,603)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Depreciation                              1,800        1,800        6,900
   Increase (Decrease) in
     accounts payable                       (1,125)           -        1,500
   Credit allowance for doubtful
     accounts                                2,258            -        2,258
                                        -----------  -----------  -----------
Net cash (used) by operating activities    (76,378)        (615)    (105,945)


Investing activities:
Purchase of fixed asset                          -            -      (67,421)
                                        -----------  -----------  -----------
Net cash (used) in investing activities          -            -      (67,421)


Financing activities:
Contributed capital                              -            -          430
Issuances of common stock                        -            -      226,450
                                        -----------  -----------  -----------
Net cash provided by financing activities        -            -      226,880


Net increase (decrease) in cash            (76,378)        (615)      53,514
Cash and equivalents - beginning           129,892      157,002            -
                                        -----------  -----------  -----------
Cash and equivalents - ending           $   53,514   $  156,387   $   53,514
                                        ===========  ===========  ===========

Supplemental disclosures:
  Interest paid                         $        -   $        -   $        -
                                        ===========  ===========  ===========
  Income taxes paid                     $        -   $        -   $        -
                                        ===========  ===========  ===========
  Non-cash transactions                 $        -   $        -   $        -
                                        ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                AirtimeDSL
                       (A Development Stage Company)
                 Condensed Notes to Financial Statements


Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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


Note 2 - Going concern

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2009, the Company has recognized limited revenues of $5,284 to date and has accumulated operating losses of approximately $(116,603) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 AirtimeDSL
                       (A Development Stage Company)
                   Condensed Notes to Financial Statements


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

2.  Data services

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

Results of Operations for the quarter ended January 31, 2009
------------------------------------------------------------

In its most recent three month operating period ended January 31, 2009, the Company generated no revenues and compared to $2,258 for the same period last year. The Company does not expect to generate any profit for the next year. During the three months ended January 31, 2009, the Company incurred $65,563 in expenses as compared to $1,726 for the same period last year. For the six month period ending January 31, 2009 the Company incurred $79,311 in expenses as compared to $4,673 for the same period last year. The increase in expenses was primarily due to legal fees. Since the Company's inception, on December 28, 2006 through January 31, 2009, the Company experienced a net loss of $(116,603).

Revenues
--------

The Company has generated no revenues during the six months ending
January 31, 2009 as compared $2,258 in revenues for the same period last year. Since the Company's inception, on December 28, 2006, the Company generated $5,284 in revenues. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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


Significant changes in the number of employees.
-----------------------------------------------

As of January 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 23, 2009, the Company has 25,645,000 shares of common stock issued and outstanding.

Our balance sheet as of January 31, 2009 reflects cash of $51,256 and current liabilities of $1,500. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

As a result of the Company's current limited available cash flows, no officer or director received compensation through the three months ended October 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through January 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of January 31, 2009, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

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

This report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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

Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

On or about January 29, 2009, the Company sent an Information Statement on
Schedule 14c to its shareholders. On January 13, 2009 the Company received written consents in lieu of a meeting of stockholders representing approximately 79% of the 25,645,000 total issued and outstanding shares of voting stock of the Company approving an amendment to the Articles of Incorporation of the Company to: increase the authorized capital of the Corporation from Seventy Million (70,000,000) to One Hundred Ninety-five Million (195,000,000) shares of common stock, par value $0.001. The approval of the increase in authorized common shares will be deemed ratified and effective at a date that is at least 20 days after the date this Information Statement has been mailed or furnished to our stockholders.

Item 5 -- Other Information

None.


Item 6 -- Exhibits


                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,           SB-2            3.1  09/13/2007
           as currently in effect
-------------------------------------------------------------------------------
3.2        Bylaws                               SB-2            3.2  09/13/2007
           as currently in effect
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 AirtimeDSL
                                          --------------------------
                                                 Registrant


Date:  March 13, 2009          By:   /s/ Ed Heckerson
       --------------          ----------------------------------------------
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