Form 10-Q
period 2009-04-30
CLEAR-LITE HOLDINGS, INC.
filed 2009-06-19
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CLEAR-LITE HOLDINGS, INC.
 (Exact name of registrant as specified in Charter)

Nevada	0-52877	20-8257363
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

102 NE 2nd Street #400, Boca Raton, Florida 33432-3908
(Address of Principal Executive Offices)
 _______________

(561) 544-6966
(Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 19, 2009:  50,834,375 shares of Common Stock.

CLEAR-LITE HOLDINGS, INC.

FORM 10-Q
April 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

CLEAR-LITE HOLDINGS, INC.

FINANCIAL STATEMENTS

April 30, 2009 and December 31, 2008

C O N T E N T S

CLEAR-LITE, INC.
(FKA TAG INDUSTRIES, INC.)
Balance Sheets

ASSETS

	April 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$293,260	$127,259
Prepaid expenses	79,620	0
Accounts receivable, net	-	53,182

Total Current Assets	372,880	180,441

OTHER ASSETS
Trademarks, net	29,213	23,718

Total Other Assets	29,213	23,718

TOTAL ASSETS	$402,093	$204,159

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,679	$61,545
Note payable	100,000	-
Related party payables	29,825	29,972

Total Current Liabilities	192,504	91,517

LONG-TERM DEBT
Note payable, net	400,000	-

Total Liabilities	592,504	91,517

STOCKHOLDERS' EQUITY (DEFICIT)
Common shares: $0.001 par value, 100,000,000
shares authorized: 50,834,375 and 26,671,875 shares
issued and outstanding, respectively	50,834	26,672
Additional paid-in capital	1,313,911	1,338,073
Accumulated deficit	(1,555,156)	(1,252,103)

Total Stockholders' Equity (Deficit)	(190,411)	112,642
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$402,093	$204,159

The accompanying notes are an integral part of these financial statements.

CLEAR-LITE, INC.
(FKA TAG INDUSTRIES, INC.)
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Four	For the Four
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

REVENUES	$873	$-	$873	$-
COST OF SALES	480	-	480	-
GROSS PROFIT	393	-	393	-

OPERATING EXPENSES
Professional fees	104,382	48,020	121,380	64,710
Wages expense	45,856	83,880	68,447	126,193
Marketing expense	3,789	-	3,789	-
Research and development	7,602	1,977	11,704	2,202
General and administrative	82,356	99,691	98,126	145,004

Total Operating Expenses	243,985	233,568	303,446	338,109

LOSS BEFORE INCOME TAXES	(243,592)	(233,568)	(303,053)	(338,109)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(243,592)	$(233,568)	$(303,053)	$(338,109)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	26,671,875	15,625,000	26,671,875	15,625,000

The accompanying notes are an integral part of these financial statements.

CLEAR-LITE. INC.
(FKA TAG INDUSTRIES, INC)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2007	15,625,000	$15,625	$(15,625)	$362,546	$(361,608)	$938

Common stock issued for cash
at $0.002 per share	3,125,000	3,125	1,875	-	-	5,000

Common stock and warrants issued
for cash at $0.16 per share	7,922,188	7,922	1,259,628	(362,546)	-	905,004

Private placement offering costs	-	-	(47,982)	-	-	(47,982)

Fractional shares	(313)	-	-	-	-	-

Fair value of warrants granted
for services	-	-	140,177	-	-	140,177

Net loss for the year
ended December 31, 2008	-	-	-	-	(890,495)	(890,495)

Balance, December 31, 2008	26,671,875	26,672	1,338,073	-	(1,252,103)	112,642

Recapitalization	24,162,500	24,162	(24,162)	-	-	-

Net loss for the four months
ended April 30, 2009	-	-	-	-	(303,053)	(303,053)

Balance, April 30, 2009	50,834,375	$50,834	$1,313,911	$-	$(1,555,156)	$(190,411)

The accompanying notes are an integral part of these financial statements.

CLEAR-LITE, INC.
(FKA TAG INDUSTRIES, INC.)
Statements of Cash Flows
(Unaudited)

	For the Four	For the Four
	Months Ended	Months Ended
	April 30,	April 30,
	2009	2008

OPERATING ACTIVITIES

Net loss	$(303,053)	$(338,109)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	417	-
Changes in operating assets and liabilities:
Changes in accounts receivable	53,182	-
Changes in accounts payable and
accrued liabilities	32,740	(18,129)

Net Cash Used in Operating Activities	(216,714)	(356,238)

INVESTING ACTIVITIES

Purchase of trademarks	(5,912)	(3,495)

Net Cash Used in Investing Activities	(5,912)	(3,495)

FINANCING ACTIVITIES

Proceeds from notes payable	400,000	-
Repayment of related party payables	(147)	-
Issuance of common stock	-	367,556

Net Cash Provided by Financing Activities	399,853	367,556

NET DECREASE IN CASH	177,227	7,823

CASH AT BEGINNING OF PERIOD	127,259	79,544

CASH AT END OF PERIOD	$304,486	$87,367

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CLEAR-LITE HOLDINGS, INC.
(FKA TAG INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

On April 13, 2009, AirtimeDSL a Nevada corporation and (“ATIM”), AirtimeDSL Acquisition Corporation, a Nevada corporation and subsidiary of AirtimeDSL and the Company, entered into a Acquisition Agreement and Plan of Merger  pursuant to which ATIM was merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of AirtimeDSL.  Airtime DSL acquired all of the outstanding capital stock of the Company in exchange for issuing 26,671,875 shares of the AirtimeDSL’s common stock which were issued pro-rata to the shareholders of TAG stock.  Immediately after the Acquisition was consummated and further to the Agreement, two shareholders of AirtimeDSL cancelled a total of 40,050,000 shares of the Company's Common Stock held by them.  As a result of the merger, the Company’s former shareholders became the majority shareholders of the combined entity.  Accordingly, the transaction was accounted for as a reverse merger whereby the historical financial statements of the Company are presented as those of the combined entity similar to a recapitalization. Effective April 3, 2009, the Company’s common stock was forward split on 1.5 shares  for 1 share basis. The Company’s financial statements have been restated to reflect the stock split retro-actively.

CLEAR-LITE HOLDINGS, INC.
(FKA TAG INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT EVENTS (CONTINUED)

On May 28, 2009 The Board of Directors of AirtimeDSL, (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Clear-Lite Holdings, Inc.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

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

Plan of Operation

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.  The Company, with the Clear-Lite(TM) brand and private brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.

The goal of the Company is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate. To do this, the Company will offer both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

The Company plans to focus on developing the following operational characteristics:

     o  Rapid turnaround from concept to delivery; first to market.
     o  Prompt, high quality, one-call customer service.
     o  Highly informed sales people with great tips for greening.
     o  Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience.
     o  Outsourced technical support and quality control.

All of the above will be supported by the Company’s fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

The Company’s plan of action over the next twelve months is to continue its operations to manufacture and distribute energy saving and environmentally friendly lighting products and raise additional capital financing, if necessary, to sustain operations.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business.

Results of Operations

Results of Operations for the quarter ended April 30, 2009

During the three months ended April 30, 2009, the Company incurred $196,210 in operating expenses as compared to $233,568 for the same period last year.  The increase in expenses was primarily due to $26,178 in marketing expenses.  For the three months ended April 30, 2009, the Company experienced a net loss of $(195,817).

Revenues

In its most recent three month operating period ended April 30, 2009, we generated $873 in revenues and compared to no revenues for the same period last year. We realized its first revenues during the fourth quarter of 2008 and expect increased revenues during the remainder of 2009.

Our operating expenses were $196,210 during the quarter ended April 30, 2009 compared to $233,568 during the same period of 2008, a decrease of 19%. The decrease was primarily the result of a reduction in professional fees from $48,020 in 2008 to $18,566 in 2009 and a decrease in wages expense from $83,880 to $45,856. These decreases were offset by an increase in marketing expense to $26,178 in 2009 from $-0- in 2008. We completed the development of our environmentally friendly lighting products in 2008. We realized a net loss of $195,817 during the three months ended April 30, 2009 compared to $233,568 during the same period of 2008. We also realized losses of $282,704 and $338,109 during the four months ended April 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of April 30, 2009 we had $324,835 in cash and $354,048 in total assets. We used $196,365 and $356,238 of cash in our operating activities during the four months ended April 30, 2009 and 2008, respectively. This decrease of $159,873 was the result of completion of the development of our environmentally friendly lighting products during the fourth quarter of 2008. We also used cash of $5,912 and $3,495 for the trade marking of our products. We received $400,000 cash from notes payable during 2009 and $367,556 from the issuance of common stock during 2009 and 2008, respectively. We expect that our operations will require approximately $50,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2009, we consummated a private placement for the issuance and sale of a convertible debenture for up to $480,000 of principal amount and two series of warrants to purchase up to 3,200,000 shares of common stock, for aggregate gross proceeds of approximately $400,000. In connection with the private placement and as part of the subscription agreement, we also entered into a registration rights agreement with the investors, in which we agreed to file a registration statement with the SEC to register for resale the investor shares, within 90 calendar days of the closing date of the private placement, and use our best efforts to have the registration statement declared effective within 180 calendar days of the closing date of the private placement. The issuance of the Note, the Series A Warrants and the Series B Warrants were exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Date: June 19, 2009	By:	/s/ Thomas J. Irvine
Thomas J. Irvine Chief Executive Officer