Form 10-K
period 2009-07-31
CLEAR-LITE HOLDINGS, INC.
filed 2009-11-16
CIK 1412299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52877

CLEAR-LITE HOLDINGS, INC.
(Name of registrant as specified in its charter)

NEVADA	20-8257363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 NE 2nd Street, PMB 400, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 544-6966
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Issuer’s revenues for its most recent fiscal year were approximately $0 aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 12, 2009 based on a closing bid price of $1.88 was approximately $97,655,712. As of November 12, 2009, the registrant had approximately 51,944,528 shares of its common stock, par value $.001 per share, outstanding.

Documents Incorporated By Reference: None.

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors”. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that, the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements,

•	economic, competitive, demographic, business and other conditions in our local and regional markets,

•	changes or developments in laws, regulations or taxes in the lighting industry,

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,

•	competition in the lighting industry,

•	the failure to obtain or loss of any license or permit,

•	changes in our business and growth strategy, capital improvements or development plans,

•	the availability of additional capital to support our business plan

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Form 10-K.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, “we”, “us”, “our”, “ClearLite”, “Company” or “our company” refers to Clear-Lite Holdings, Inc.

History and Organization

The Company was organized December 28, 2006 (Date of Inception) under the laws of the State of Nevada, as AirtimeDSL.  On April 15, 2009, we acquired TAG Industries, Inc. through a merger of our wholly subsidiary AirtimeDSL Acquisition Corporation.  The business of TAG Industries Inc. became our main operations.

Our Business

We focus on two profitable and high volume areas of the lighting industry - Industrial/Commercial ("I/C") and Retail Sectors.

In these sectors, we focus on two critical categories - Energy Saving Light Bulbs and Portable Lamps and Lighting Fixtures.

Mission Statement

Our mission is to provide society with innovative, energy saving and environmentally friendly lighting products to help improve the quality of life and satisfy customer needs.

Light Bulbs

1.  Light bulbs include the following energy saving technologies, such as CFL, CCFL, Fluorescent, Halogen, and LEDs.

a)  A Compact Fluorescent Lamp (CFL) is a smaller version of a standard fluorescent lamp.  The main difference is that the CFL has its ballast in the base of the bulb, not the actual fixture. CFLs have the following advantages over incandescent light bulbs when used properly:

     o  they last up to 10 times longer
     o  use about one quarter the energy and
     o  produce 90% less heat
     o  produce more light per watt.

b)  The Cold Cathode Fluorescent Light (CCFL) is one of the newest forms of CFL. Its advantages are as follows:

     o  Instant-on, like an incandescent
     o  Compatible with timers, photocells, and most dimmers
     o  Long life of approximately 15,000 - 50,000 hours

CCFL's are a convenient transition-technology for those who are not comfortable with the short lag-time associated with the initial lighting of Compact Fluorescents. They are also an effective and efficient replacement for lighting that is turned on and off frequently with little extended use (e.g. a bathroom or closet). They are also a great light alternative for lights that need to flicker off and on frequently, like in Las Vegas.

c)  A Fluorescent Lamp is a gas-filled glass tube with a phosphor coating on the inside, normally with two pins that extend from each end. Gas inside the tube is ionized by electricity, which causes the phosphor coating to glow.  Fluorescent light bulbs have been traditionally a linear light source, but also come in u-shaped and circular. A Fluorescent tube will not work without a ballast. Fluorescent bulbs last longer than incandescent.  The same advantages that apply to a CFL, also apply to a fluorescent lamp.

d)  Energy Saver Halogen has a tungsten filament just like a regular bulb that you may use in your home; however, it is filled with halogen gas. When a lamp (one which produces light by heating a tungsten filament) operates, tungsten from the filament is evaporated into the gas of the bulb and deposited on the glass wall. The bulb "burns out" when enough tungsten has evaporated from the filament so that electricity can no longer be conducted across it. The halogen gas in a halogen lamp carries the evaporated tungsten particles back to the filament and re-deposits them. This gives the lamp a longer life than regular A-line incandescent lamps and provides for a cleaner bulb wall for light to shine through.  Both incandescent and halogen light bulbs use the same technology and filament to produce light.  However, halogen bulbs are more efficient than incandescent bulbs, but cost a little more.  Its advantages are:

     o  Energy Saver Halogens last up to three times longer and produce similar light to equivalent incandescent bulbs, but with a 30% savings in Energy.

     o  Halogens produce a bright, pure light and makes tasks like reading easier.

These New Energy Saver Halogens will comply with current legislation taking effect in Canada in 2012 and proposed for USA in 2014.

f)  A Light-Emitting Diode (LED) is a semiconductor device that emits visible light when an electric current passes through it. Its advantages are:

Energy Efficient.  LEDs use approximately 17% and 50% of the energy consumption of incandescent and compact fluorescent (CFL), respectively.

Long Life.  Lasts more than 20X longer than incandescent and 5X longer than CFL.

Virtually Unbreakable and Lightweight.  LED fixtures are extremely durable which is an advantage to builders and consumers.  Lightweight fixtures will simplify and lower total installed cost.

Light fixtures

2.  Light fixtures or luminaries are vehicles for the delivery of light.

Lighting fixtures are divided into three categories:

   i.  Indoor Portable Fixtures,
  ii.  Indoor Hard-Wired Fixtures and
  iii.  Outdoor Fixtures.

We plan to develop a comprehensive line of energy efficient lighting fixtures in all of these categories for the retail and I/C markets.  This includes:

a)  Indoor Portable Fixtures are generally plugged into an electrical outlet.  Certain work lights, such as lanterns are battery operated.  Consumers most readily identify this category with table lamps and floor lamps.

b)  Table lamps are perhaps the most common type of portable fixture combining a decorative base, mounting harp, and shade to direct light upward and downward.  They consume about 12% of residential lighting energy, most commonly in living rooms.  These fixtures commonly utilize three way switches.

c)  Wall lamps are portable fixtures intended to hang on walls, often above or next to beds.

d)  Floor Lamps, also known as torchieres, direct light primarily upwards. Floor lamps accounted for about 7% of all household lighting energy use in the mid-90s, but their share may have grown in recent years with the spread of the halogen torchiere.

e) Strip Lights are very simple linear fluorescent fixtures often used to illuminate cabinets, shelves, countertops, or even artwork. These fixtures are widely available at low cost in discount stores and home improvement centers, and are often the building blocks for various types of architectural fixtures.

f) Desk Lamps are similar to table lamps, but frequently smaller and designed to direct virtually all of their light downward toward the desk surface for reading tasks. They are most commonly found at office supply stores or mass-market retailers.

g) Work Lights are compact, bright portable lights, which have an equivalent of 300 to 1000 watts. They are used primarily by professional contractors, do-it-yourselfers, and mechanics. Work lights are generally used for specific work-related purposes, but are not used for long hours at home.

h) Night Lights consume only 4 to 7 watts of power, but are frequently in operation 24 hours a day. A remarkable 76 million night lights and replacement night light bulbs are sold in grocery stores, drug stores and discount retailers each year1. Efficient models can draw less than 4 watts.

i) Indoor Hard-Wired Fixtures are connected permanently to household wiring and often physically mounted into a wall or ceiling. Consumers typically refer to them as permanent fixtures.

j) Recessed fixtures include cylindrical "cans" also known as downlights because they direct light straight toward the floor. Other recessed fixtures are more similar to commercial lighting and utilize linear fluorescent lamps to provide diffuse, ambient light for the room as a whole. Recessed fixtures represent approximately 12% of installed fixtures.

k) Surface-Mounted fixtures are mounted on the surface of the ceiling and direct their light downward. These fixtures are now commonly available with CFL sources, usually circular lamps, 2D’s, or multiple smaller lamps. The second major style, the track light, provides a means for multiple light sources in a row to be powered from a single electrical junction box and switch.

l) Suspended fixtures normally hang from a chain, wire, or pole from the ceiling place light sources close to eye level and tasks. These fixtures are commonly found over dining room tables and are often quite decorative.

m) Wall-Mounted fixtures, of which the most common is the sconce, are normally quite compact and direct light up or down along a wall surface.  Vanity lights are also very common.

n) Architectural fixtures can be purchased as a unit or constructed onsite of materials that blend with the decor of the room. Permanently attached to the wall or the ceiling, they employ linear fluorescent lamps or a series of long CFLs to graze light along the wall, up onto ceilings or horizontally along the plane of the ceiling.

o)  Outdoor Fixtures are typically wired directly to household wiring, controlled by an indoor switch, and mounted either on the building exterior or on a freestanding pole. They often include built-in photocells to shut the light source off automatically during daylight hours, and may incorporate motion detectors.  Outdoor fixtures generally serve one or more of three purposes: facade illumination (directed at the home or building), pathway lighting (directed at the ground), or security (facing outward toward possible intruders).  They represent approximately 10% of residential lighting energy use.

Business Strategy

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.  Clear-Lite Holdings, Inc., with the ClearLite(R), private label, and OEM brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.

Our goal is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate.  To do this, we will offer both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

We plan to focus on developing the following operational characteristics:

     o  Rapid turnaround from concept to delivery; first to market.
     o  Prompt, high quality, one-call customer service.
     o  Highly informed sales people with great tips for greening.
     o  Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience.
     o  Outsourced technical support and quality control.

All of the above will be supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

Logistics

We do not physically manufacturer, warehouse, or distribute the goods we sell.  We have chosen to outsource these capabilities to firms with the expertise and the experience to provide efficient, reliable service.

We are chartered to be a platform company and as such, we are not programmed to own inventory, or handle dealer direct invoicing. We focus on key strategic accounts in both the retail and I/C sectors that purchase via letters of credit or floor planned accounts receivables.

We handle the day-to-day business through fulfillment distribution and indirect channel strategic partners.  One of the significant advantages is the fact that these partners may already be a vendor to most of the leading accounts in the US.  In developing these relationships and obtaining  vendor numbers makes it significantly easier for a buyer to list our products.  These relationships and the fact that the Fulfillment Partner will be their customer will help us achieve targeted sales and profit goals.

Competition

Some companies have been very successful in focusing on energy saving technology.

Unlike many of our competitors, we will be a comprehensive solution provider of energy efficient natural lighting products for the I/C and retail sectors.

There is no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures faced by our Company will not have a material adverse effect on us.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We currently have five full-time employees and two part-time employees on payroll.  We utilize independent contractors on a part-time and as-needed basis.  None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

We have a limited operating history.  Prospective investors should be aware of the difficulties encountered by such new enterprises, as we face all of the risks inherent in any new business. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which we will be operating.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO OPERATE PROFITABLY OR SUSTAIN POSITIVE CASH FLOW IN FUTURE PERIODS.

We have had a net loss in every year since inception. We had a net loss of approximately $1.8 million for the period from January 1, 2009 to July 31, 2009. We have budgeted for increases in all operating expense categories in 2009, including significantly increased costs related to becoming a public reporting company. As a result, becoming profitable will depend in large part on our ability to generate and sustain significantly increased revenue levels in future periods.

We have prepared audited financial statements for the year-end for July 31, 2009. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

THE REPORT OF OUR INDEPENDENT AUDITORS CONTAINS AN EXPLANATORY PARAGRAPH RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In its report dated November 13, 2009 our auditors, Berman & Company, P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years.

We have financed our operations since inception primarily through equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.  It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS UNLESS WE FURTHER DEVELOP OUR BRAND RECOGNITION AND MARKET OUR SERVICES IN A COST-EFFECTIVE MANNER.

A growing number of companies offer products that compete with ours. We believe that developing and maintaining our distinctive brand image is critical to attracting additional customers. Accordingly, we intend to continue pursuing an aggressive brand enhancement strategy consisting primarily of online and offline marketing initiatives. Some of our initiatives may be expensive. If these sales and marketing expenditures do not result in increased revenue sufficient to offset these expenses, our business and operating results would be harmed.

We use a variety of marketing channels to promote the ClearLite brand. If one or more of these channels became unavailable to us because the costs of advertising become prohibitively expensive or for other reasons, we may become unable to promote our brand effectively, which could harm our ability to grow our business.

If the consumer and I/C sectors do not perceive our products to be valuable to them, or if we alter or modify our brand image, introduce new products, enter into new business ventures that are not favorably received, customer perception of our brand could be harmed. If the value of our brand is diminished as a result of any or all of these factors, our business would likely suffer.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY AGAINST LARGER LIGHTING MANUFACTURERS WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS WILL BE JEOPARDIZED.

Clear-Lite Holdings, Inc. faces intense competition from larger and better-established lighting operators that may prevent us from ever becoming a significant company. Management expects the competition to intensify in the future. Pressures created by our competitors could negatively affect our business, results of operations and financial condition.

Many of our potential retail competitors and industrial/commercial competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources. In addition, our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established, and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to product development.  Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.  There can be no assurance that we will be able to compete successfully against current and future competitors.

IF WE ARE UNABLE TO RESPOND EFFECTIVELY AS NEW LIGHTING TECHNOLOGIES AND MARKET TRENDS EMERGE, OUR COMPETITIVE POSITION AND OUR ABILITY TO GENERATE REVENUES AND PROFITS MAY BE HARMED.

To be successful, we must keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner.  For example, if new solid-state lighting devices are introduced that can be controlled by methods not covered by our technology, or if effective new sources of light other than solid-state devices are discovered, our current products and technology could become less competitive or obsolete.  If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON OUR ABILITY TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions, all of which offer only limited protection. We may enter into agreements with key employees, contractors, and parties with which we do business, in order to limit access to and disclosure of our proprietary information. The steps we have taken to protect our intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights may depend on our taking legal action against these infringers, and we cannot be sure that these actions will be successful, even when our rights have been infringed.

We currently have no issued patents. Any future issued patents or registered trademarks might not be enforceable or provide adequate protection for our proprietary rights. Because of the global nature of commerce, our products can be purchased worldwide. However, we do not have intellectual property protection in every jurisdiction. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products become available. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in environmentally friendly lighting technology may be uncertain and evolving.

IF A THIRD PARTY ASSERTS THAT WE ARE INFRINGING ITS INTELLECTUAL PROPERTY, WHETHER OR NOT IT IS TRUE, IT COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION OR CAUSE US TO OBTAIN EXPENSIVE LICENSES, WHICH COULD HARM OUR BUSINESS.

The environmentally friendly lighting industry is generally characterized by the existence of large numbers of trade secrets, patents, trademarks, and copyrights and by litigation based on allegations of infringement or other violations of intellectual property rights.

Several of our competitors may be involved in litigation and defending against claims of patent infringement. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other types of communications. If a third party successfully asserts a claim that we are infringing its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all. As not all currently pending patent applications are publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims will increase as the number of products and competitors in our industry grows.

These claims against us, whether or not successful, could:

•	divert our management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which might not be available on acceptable terms, or at all; or

•	require us to redesign our products to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed a third party’s intellectual property rights, our legal defense could prove unsuccessful and require us to expend significant financial and management resources.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS AND, IF IT IS NOT AVAILABLE WHEN WE NEED IT, WE MAY NEED TO REDUCE OUR PLANNED DEVELOPMENT AND MARKETING EFFORTS, WHICH MAY IMPEAD OUR ABILITY TO GENERATE SUBSTANTIAL REVENUES.

We believe that our existing working capital and cash available from operations will not enable us to meet our working capital requirements for at least the next 12 months. However, the development and marketing of our products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

IF THE COMPANIES TO WHICH WE OUTSOURCE THE MANUFACTURE OF OUR PRODUCTS FAIL TO MEET OUR REQUIREMENTS FOR QUALITY, QUANTITY AND TIMELINESS, OUR REVENUES AND REPUTATION IN THE MARKETPLACE COULD BE HARMED.

We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world.  These manufacturers supply a significant portion of the necessary raw materials and may provide the necessary facilities and labor to manufacture our products.. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production may be a costly and time-consuming process. Therefore, we may be unable to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain risks, including the following:

     o  lack of direct control over production capacity and delivery schedules; and,

     o  lack of direct control over quality assurance, manufacturing yields and production costs

Any interruption in our ability to affect the manufacture and distribution of our products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

WE MAY BE LIABLE FOR THE PRODUCTS WE PROVIDE.

There is no guarantee that the level of insurance coverage we secure will be adequate to protect us from risks associated with claims that exceed the level of coverage maintained.  Because of our limited operations to date, no threatened or actual claims have been made upon us for product liability.

THE LIGHTING INDUSTRY IS SUBJECT TO PRICING PRESSURES THAT MAY CAUSE US TO REDUCE THE FUTURE GROSS MARGINS FOR OUR PRODUCTS.

To be competitive, we might be required to adjust our prices in response to industry-wide pricing pressures.  Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

Moreover, increased customer demands for markdown allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability.  Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices.

WE MAY NOT BE ABLE TO KEEP PACE WITH CONSTANTLY CHANGING LIGHTING TRENDS, AND IF WE MISJUDGE CONSUMER PREFERENCES, THE IMAGE OF ONE OR MORE OF OUR BRANDS MAY SUFFER AND THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

Our success will depend, in part, on management's ability to anticipate and respond effectively to rapidly changing lighting trends and consumer tastes and to translate market trends into appropriate, saleable products. If we are unable successfully to anticipate, identify, or react to changing trends and misjudge the market for our products or any new product lines, our sales may be lower. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative lighting products, respond to the latest trends, or maintain the quality of our products.

Even if we are able to anticipate and respond effectively to changing lighting trends and consumer preferences, our competitors may quickly duplicate or imitate one or more aspects of our products, promotions, advertising, and business processes, whether or not they are protected under applicable intellectual property law, which may materially reduce our sales and profitability.

THE LOSS OF ONE OR MORE OF OUR FUTURE SUPPLIERS OF FINISHED GOODS OR RAW MATERIALS MAY INTERRUPT OUR SUPPLIES.

We plan to purchase lighting products designed by us from a limited number of third-party manufacturers. Furthermore, our finished goods suppliers also purchase the components of our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and affect our ability to deliver products to our customers, which would have a material adverse effect on our sales and profitability.

INCREASES IN THE PRICE OF RAW MATERIALS USED TO MANUFACTURE OUR PRODUCTS COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

The prices for lighting components are dependent on the market price for the raw materials used to produce them. There can be no assurance that prices for these and other raw materials will not increase in the near future.

These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate, and other unpredictable factors. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

WE ARE SUBJECT TO LEGAL, POLITICAL, AND ECONOMIC RISKS ABROAD.

We currently outsource the manufacture of certain of our products and parts and components to international facilities. To the extent that we continue to outsource to international locations, we are exposed to differing laws, regulations and business cultures than what we experience domestically that may adversely affect our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with manufacturers, shippers and distributors that attempt to minimize these risks, such agreements may not be honored, and we may not be able to adequately protect our interests.
We intend to continue outsourcing the manufacture of our products and parts and components internationally for the foreseeable future. There are many barriers and risks to operating successfully in the international marketplace, including the following:

o  intellectual property protection risks;

o  foreign currency risks;

o  dependence on foreign manufacturers, shippers and distributors;

o  compliance with multiple, conflicting and changing governmental laws and regulations; and

o  import and export restrictions and tariffs.

If we are not able to successfully deliver our products and services to our anticipated markets in a timely and cost-effective manner, our revenue growth and profitability may be adversely affected.

ANY FUTURE ACQUISITIONS COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We may decide to acquire businesses, products or technologies in order to expand our environmentally friendly lighting product line. We have not made any acquisitions to date, and therefore our ability to execute acquisitions successfully is unproven. Any acquisition could require significant capital outlays and could involve many risks, including, but not limited to, the following:
• to the extent an acquired company has a corporate culture different from ours, we may have difficulty assimilating this organization, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also have a negative impact on the culture of our existing organization;
• we may be required to record substantial accounting charges;
• an acquisition may involve entry into geographic or business markets in which we have little or no prior experience;
• integrating acquired business operations, systems, employees, services and technologies into our existing business, workforce and services could be complex, time-consuming and expensive;
• an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
• we may incur debt in order to fund an acquisition, or we may assume debt or other liabilities, including litigation risk, of the acquired company; and
• we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership position and could adversely affect the market price of our common stock.
Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do effect an acquisition, it is possible that the financial markets or investors will view the acquisition negatively. Even if we successfully complete an acquisition, it could adversely affect our business.

ANY COMMERCIAL PRODUCTS WE DEVELOP WILL BE SUBJECT TO EXTENSIVE REGULATION, WHICH WILL BE COSTLY.

If our research and development efforts are successful, any commercial products that we develop will be subject to extensive regulation, both in the U.S. and internationally. Compliance with these laws and regulations will be costly and will incur significant management time. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.

IF WE FAIL TO OBTAIN OR MAINTAIN INDUSTRY CERTIFICATION FOR OUR PRODUCTS, OUR BUSINESS WILL BE HARMED.

We design our products to be UL/cUL, and FCC compliant. We also seek Energy Star® qualification where applicable.  UL compliance certification is a key standard in the lighting industry, and if we fail to obtain and maintain this standard we may not have any market interest for our products.  We may not obtain this certification or we may be required to make changes to our light bulbs, which would delay our commercialization efforts and would negatively harm our business and our results of operations.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF THOMAS J. IRVINE, OUR CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND SECRETARY. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Thomas J Irvine. We currently do not have an employment agreement with Mr. Irvine. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

FOR THE FORESEEABLE FUTURE, THOMAS J. IRVINE MAY BE ABLE TO INFLUENCE THE SELECTION OF ALL MEMBERS OF OUR BOARD OF DIRECTORS, AS WELL AS VIRTUALLY EVERY OTHER MATTER THAT REQUIRES BOARD APPROVAL, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.
Since the reverse merger, Thomas J. Irvine has been sole board member. Thomas J. Irvine and his affiliates may have significant influence over our management and affairs, and may be able to influence virtually all matters requiring Board approval, including the appointment of directors and significant corporate transactions, even if they own considerably less than 50% of the total number of outstanding shares of our common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.

THE INABILITY OF OUR CHIEF FINANCIAL OFFICER TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR COMPANY'S SUCCESS.

David Briones, our Chief Financial Officer, manages the public company practice of Bartolomei Pucciarelli, LLC, an accounting firm located in Lawrenceville, New Jersey.  Mr. Briones divides his time between working with the Company and numerous other clients. Mr. Briones and his staff currently devote approximately 40 hours per month to the operation of our business. Mr. Briones' duties at Bartolomei Pucciarelli, LLC may create conflicts of time and may detract from the time Mr. Briones can spend on our business. If our business requires more time for operations than anticipated, our Chief Financial Officer may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our Chief Financial Officer is not fatal to our existence, it may result in limited growth and success of the business.

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement the aggressive business plan, management recognizes that additional staff will be required.  No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE OR DETERIORATE, WHICH COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our quarterly and annual operating results may fluctuate, or be adversely affected, as a result of a variety of factors, many of which are outside of our control.

These include:
• stock based compensation to strategic partners;
• concentrated expenditures for advertising;
• concentrated capital expenditures in any particular period to support our growth or for other reasons;
• increased research and development expenses relating to the development of new products resulting from our decision to move into new markets;
• the mix of products sold in a particular period between our core lighting and other higher margin products;
• changes in our pricing policies or those of our competitors, or other competitive pressures on our prices;
• the timing and success of new products and technology enhancements introduced by our competitors, including low-priced promotional offers, which could impact new customer growth;
• the entry of new competitors in our markets;
• technical difficulties or other factors that result in product manufacturing, or delivery delays;
• federal, state or foreign regulation affecting our business; and
• weakness or uncertainty in general economic or industry conditions.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors. In that event, the price of our shares of common stock could decline substantially.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON AND/OR PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 shares of preffered stock.  The future issuances of common and/or preffered stock may result in substantial dilution in the percentage of our common stock held by our shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

FUTURE SALES OF SHARES OF OUR COMMON STOCK BY EXISTING SECURITY HOLDERS IN THE PUBLIC MARKET, OR THE POSSIBILITY OR PERCEPTION OF SUCH FUTURE SALES, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERS.

To date there has been a limited public market for our common stock, and we cannot predict what effect, if any, market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock. Nevertheless, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding convertible notes, warrants and options, in the public market, or the perception that these sales could occur, could materially and adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of our equity or equity-related securities at a time and price that we deem appropriate.

THE HOLDERS OF OUR OUTSTANDING CONVERTIBLE NOTES HAVE THE OPTION OF CONVERTING THE CONVERTIBLE NOTES INTO SHARES OF OUR COMMON STOCK. THE HOLDERS OF OUR WARRANTS MAY ALSO EXERCISE THEIR COMMON SHARE PURCHASE WARRANTS. IF THE CONVERTIBLE NOTES ARE CONVERTED OR THE SHARE PURCHASE WARRANTS ARE EXERCISED, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

BECAUSE WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND HAVE NO PLANS TO DO SO, THE ONLY RETURN ON YOUR INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since beginning our current business, we have not paid cash dividends on the common stock and do not intend to pay cash dividends in the foreseeable future. Rather, we currently intend to retain future earnings, if any, to finance operations, and expand our business. Therefore, any return on your investment would come only from an increase in the value of our common stock.

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

 Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

§      the basis on which the broker or dealer made the suitability determination, and

§      that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

THE MARKET FOR PENNY STOCK HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT SUBSCRIBERS OF OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

-	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
-	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
-	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
-	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
-
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

WE ARE CONTROLLED BY EXISTING STOCKHOLDERS.

Our officers, directors and principal stockholders and their affiliates own or control a majority of our outstanding common stock. As a result, these stockholders, if acting together, would be able to effectively control matters requiring approval by our stockholders, including the election of our Board of Directors.

OUR CERTIFICATE OF INCORPORATION LIMITS THE LIABILITY OF OUR DIRECTORS.

Our certificate of incorporation limits the personal liability of the director of our company for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed by Nevada law. Accordingly, except in limited circumstances, our directors will not be liable to us or our stockholders for breach of their duties.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND NEVADA CORPORATE LAW HAVE ANTI-TAKEOVER EFFECTS.

Some provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of our company, even if that change might be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders. In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine. Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of our Company and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of the Company. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our stockholders.

UPON CONSUMMATION OF THE REVERSE TRIANGULAR MERGER, WE BECAME SUBJECT TO THE LIABILITIES OF AIRTIMEDSL, BOTH KNOWN AND UNKNOWN.

Upon consummation of the Reverse Triangular Merger, we became subject to all liabilities, claims and obligations of AIRTIMEDSL, both known and unknown. It is possible that AIRTIMEDSL is subject to certain liabilities, claims and obligations unknown to us. If we are subject to any such liabilities or obligations, our business, financial condition and results of operations could be materially and adversely affected.

OUR MANAGEMENT TEAM DOES NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

We became a public company and subject to the applicable reporting requirements under the securities laws upon consummation of the Reverse Triangular Merger. Our management team has had very limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES, WHICH COULD AFFECT OUR OPERATING RESULTS.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, our management team will also have to adapt to the requirements of being a public company, as none of our senior executive officers has experience as an executive in the public company environment since the adoption of the Sarbanes-Oxley Act. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect recent rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage the same as or similar to coverage that used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as our executive officers.

IF WE FAIL TO CONTINUE TO MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS COULD BE IMPAIRED, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS, OUR ABILITY TO CONDUCT BUSINESS AND INVESTOR CONFIDENCE IN OUR COMPANY.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on our internal control over financial reporting. This report contains, among other things, an assessment of the effectiveness of our internal control over financial reporting, including a statement regarding whether or not our internal control over financial reporting is effective.

If we fail to maintain proper and effective internal controls, we may not be able to complete our evaluation and testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

The registrant and its subsidiary does not own or lease any principal plants or other materially important physical property. The mailing address, 102 NE 2nd Street, PMB 400, Boca Raton, FL 33432-3908 is a mail drop that is leased on a yearly basis.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for the period ended July 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock began trading under the symbol “ATIM:OB” on the OTCBB on December 26, 2007 and later began trading on the OTCBB under the symbol “CLRH:OB” on July 6, 2009.  Prior to this period, there was minimal trading in our common stock.

Year ended	Low Price	High Price

April 30, 2009	$.50	$1.01
July 31, 2009	$1.01	$1.50

HOLDERS OF OUR COMMON STOCK

As of July 31, 2009 a total of 51,944,528 shares of the Company’s common stock are currently outstanding held by approximately 50 shareholders of record.

DIVIDENDS

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company does not have any significant trends in its financial condition or results of operations to be disclosed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATION, AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this registration statement. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “forward-looking statements and risk factors”, and those included elsewhere in this Form 10-K.

Plan of Operation

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.  The Company, with the ClearLite(R) brand and private brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.

Our goal is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate. To do this, the Company will offer both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

We plan to focus on developing the following operational characteristics:

     o  Rapid turnaround from concept to delivery; first to market.
     o  Prompt, high quality, one-call customer service.
     o  Highly informed sales people with great tips for greening.
     o  Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience.
     o  Outsourced technical support and quality control.

All of the above will be supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

Our plan of action over the next twelve months is to continue its operations to manufacture and distribute energy saving and environmentally friendly lighting products and raise additional capital financing, if necessary, to sustain operations.

Results of Operations
Summary Income Statement for the Period January 1, 2009 to July 31, 2009 as compared to the Year ended December 31, 2008.

	For the Period January 1, 2009 to July 31, 2009	For the Year Ended December 31, 2008
Sales	$0	$610,146
Gross profit	$0	$258,819
General and administrative expenses	$1,565,413	$1,721,817
Interest expense	$312,515	$-
Net loss	$(1,877,928)	$(1,462,998)
Loss per Share	$(0.04)	$(0.03)

For the period January 1, 2009 to July 31, 2009 as compared to the year ended December 31, 2008, the Company reported a net loss of $(1,877,928), or $(0.04) per share and a net loss of $(1,462,998) or $(0.03) per share, respectively. The change in net loss between periods was primarily attributable to three significant events:  The Company prepared for and completed a reverse acquisition with a public shell company on April 15, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments. As management prepared for this event, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product being offered to the marketplace.  Finally,   the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.

Sales: Sales decreased $610,146 during the period January 1, 2009 through July 31, 2009, down from $610,146 during the year ended December 31, 2008.  The decrease is primarily attributable to management preparing for reverse acquisition with a public shell company, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product line being offered to the marketplace.  Finally, the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.

Gross profit: Gross profit decreased $258,819 during the period January 1, 2009 through July 31, 2009, down from $258,819 during the year ended December 31, 2008.  The decrease is primarily attributable to management preparing for reverse acquisition with a public shell company, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product line being offered to the marketplace.  In addition, during this period, the Company was developing indirect sales channels to distribute the products.  Finally, the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly. Subsequent July 31, 2009, the Company has recommenced sales with gross sales of approximately $457,000 with associated costs of sales of  $332,000, resulting in a gross profit of approximately $125,000.

General and Administrative Expense: General and administrative expenses decreased $156,404 or 9% to $1,565,413 during the period January 1, 2009 through July 31, 2009, down from $1,721,817 during the year ended December 31, 2008..  The decrease in general and administrative expenses is primarily attributable to a decrease in salaries and wages and related payroll expenses of approximately $190,000, a decrease in travel expenses of approximately $15,000, a decrease in insurances of approximately $30,000, and a decrease in office supplies and non capitalized equipment of $30,000.  The decreases were offset by increased consulting and professional fees in the amount of $111,000.  The increase in professional fees is primarily attributable to the company completing a reverse acquisition of a public shell company in April 2009.

Interest expense: Interest expense increased by approximately $312,515 to 312,515 for period January 1, 2009 to July 31, 2009 as compared to $0 during the year ended December 31, 2008.  The increase is primarily attributable to the interest accrued on the Company’s on convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(1,877,928) during the period January 1, 2009 to July 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $111,249. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

Raising additional capital through convertible note offerings.
Recommence sales of the product lines which occurred during the August, 2009.
Continuing to increase brand awareness for the Company’s product lines.
The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

FINANCING TRANSACTIONS

We have financed our operations since the Reverse Triangular Merger primarily through equity and debt financings.  We have entered into a number of financing transactions during 2009 and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs, and to execute our business strategy. Such capital is expected to come from convertible debt securities and the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all.

Private Placements

In June 2009, we sold convertible promissory notes and Series A and Series B common stock purchase warrants.  The Notes are for the principal amount of $240,000 and are convertible into shares of the Company’s common stock at an exercise price of $0.30, the two series of warrants entitles the investors to purchase up to 1,600,000 share of the Company’s common stock, for aggregate proceeds of $200,000. The warrants expire five years from the date of issuance.

In November 2009, we sold convertible promissory notes and series A and Series B common stock purchase warrants. The Notes are for the principal amount of $420,000 and are convertible into shares of the Company’s common stock, $0.001 par value per share at an exercise price of $0.30 per share.  The Series A Warrant entitles the investors to purchase up to 1,400,000 shares of Common Stock at an exercise price of $0.30 per share. The Series B Warrant entitles the investors to purchase up to 1,400,000 shares of Common Stock at an exercise price of $0.60 per share.  The Warrants expire five years from the date of issuance.  The aggregate face amount of the Notes prior to the application of any original issue discount was $420,000 and the gross proceeds received by the Company was $350,000.

Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at July 31, 2009 compared to December 31, 2008.

	July 31, 2009	December 31, 2008	Increase/(Decrease)
Current Assets	$83,587	$181,441		$(97,854)
Current Liabilities	$194,836	$162,027	$	(32,809)
Working Capital (Deficit)	$(111,249)	$19,414		$(130,663)

As of July 31, 2009, we had a working capital deficit of $111,249 as compared to a working capital of $19,414 as of December 31, 2008, a decrease of $(130,663). The decrease is primarily a result of an decrease in cash of $43,672 and a decrease in accounts receivable of $54,182, and an increase of loans payable and accrued interest of $73,826, offset by a decrease in accounts payable and accrued expenses of $41,017.   The decrease was a result of completion of the development of our environmentally friendly lighting products during the fourth quarter of 2009.  We also used cash for the trade marking of our products.

Net cash used for operating activities for the period January 1, 2009 to July 31, 2009 was $(701,288). The Net loss for the period January 1, 2009 to July 31, 2009 was $(1,877,928).

Net cash obtained through all financing activities for the period January 1, 2009 to July 31, 2009 was $657,616 as compared to $848,475 for the year ended December 31, 2008.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2009. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $50,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

Critical Accounting Policies and Estimates

We have identified critical accounting principles that affect our condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals.  They are:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our consolidated financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Beneficial Conversion Features - For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount from the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. Upon issuance, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon shipment of products to customers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. FINANCIAL STATEMENTS

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009 AND DECEMBER 31, 2008

Page(s)
Consolidated Balance Sheets as of July 31, 2009 (Consolidated) and December 31, 2008	F-2

Statements of Operations For the Period and Year Ended July 31, 2009 (Consolidated) and December 31, 2008	F-3

Statements of Cash Flows For the Period and Year Ended July 31, 2009 (Consolidated) and December 31, 2008	F-4

Statements of Stockholders’ Equity (Deficit) For the Period and Year Ended July 31, 2009 (Consolidated) and December 31, 2008	F-5

Notes to the Consolidated Financial Statements	F-6-F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: Clear-Lite Holdings, Inc.

We have audited the accompanying balance sheets of Clear-Lite Holdings, Inc. for the period ended July 31, 2009 (consolidated) and tor the year ended December 31, 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period ended July 31, 2009 and for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear-Lite Holdings, Inc as of July 31, 2009 (consolidated) and December 31, 2008, and the results of its operations and its cash flows for the period ended July 31, 2009 (consolidated) and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $1,877,928 and net cash used in operations of $701,288 for the period ended July 31, 2009; and has a working capital deficit of $111,249, and a stockholders' deficit of $256,014 at July 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Boca Raton, Florida
November 13, 2009

551 NW 77th Street, Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the FCAOB * Member A/CPA Center for Audit Quality
 Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Clear-Lite Holdings, Inc. and Subsidiary
Balance Sheets

	July 31, 2009 (Consolidated)	December 31, 2008

Assets
Assets:
Cash	$83,587	$127,259
Accounts receivable	-	54,182
Total Current Assets	83,587	181,441

Debt issue costs - net	11,728	-

Total Assets	$95,315	$181,441

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$61,817	$102,834
Loans payable - related parties	32,309	59,193
Loans payable - other	100,000	-
Accrued interest payable	710	-
Total Current Liabilities	194,836	162,027

Convertible notes payable - net of debt discount	156,493	-

Total Liabilities	351,329	162,027

Preferred Stock, $0.001 par value, 5,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
51,944,528 and 51,094,528 shares issued and outstanding	51,944	51,094
Additional paid in capital	3,410,302	1,808,652
Accumulated deficit	(3,718,260)	(1,840,332)
Total Stockholders' Equity (Deficit)	(256,014)	19,414

Total Liabilities and Stockholders' Equity (Deficit)	$95,315	$181,441

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Operations

	For the Period from January 1, 2009 to July 31, 2009	For the Year Ended
	(Consolidated)	December 31, 2008

Sales	$-	$610,146

Cost of sales	-	351,327

Gross profit	-	258,819

General and administrative expenses	1,565,413	1,721,817

Loss from operations	(1,565,413)	(1,462,998)

Interest expense	(312,515)	-

Net loss	$(1,877,928)	$(1,462,998)

Net Loss per Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding	51,153,254	44,349,159

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statement of Changes in Stockholders' Equity (Deficit)
For the Period Ended July 31, 2009 (Consolidated) and Year Ended December 31, 2008

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, December 31, 2007	30,259,852	$30,260	$(14,777)	$(377,334)	$(361,851)

Stock issued for services ($0.08/share)	5,944,273	5,944	494,056	-	500,000

Stock and warrants issued for cash ($0.08/share)	14,890,403	14,890	1,189,196	-	1,204,086

Warrants issued for services	-	-	140,177	-	140,177

Net loss for the year ended December 31, 2008	-	-	-	(1,462,998)	(1,462,998)

Balance, December 31, 2008	51,094,528	51,094	1,808,652	(1,840,332)	19,414

Stock issued for services ($1.01 and 1.25/share)	700,000	700	850,300	-	851,000

Stock issued to waive registration rights ($1.01/share)	150,000	150	151,350	-	151,500

Beneficial conversion feature - conventional debt	-	-	600,000	-	600,000

Net loss for the period ended July 31, 2009	-	-	-	(1,877,928)	(1,877,928)

Balance, July 31, 2009	51,944,528	$51,944	$3,410,302	$(3,718,260)	$(256,014)

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Cash Flows

	For the Period from January 1, 2009 to July 31, 2009 (Consolidated)	For the Year Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,877,928)		$(1,462,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	3,772		-
Amortization of debt discount	156,493		-
Stock issued for services	851,000		500,000
Stock issued to waive registration rights	151,500		-
Warrants issued for services	-		140,177
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	54,182		(54,182)
Increase (Decrease) in:
Accounts payable and accrued expenses	(41,017)		75,723
Accrued interest payable	710		-
Net Cash Used in Operating Activities	(701,288)		(801,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on loans payable - related parties	(26,884)		(8,547)
Proceeds from loans payable - other	100,000		-
Proceeds from issuance of convertible notes	600,000		-
Payment of debt issuance costs in cash	(15,500)		-
Proceeds from issuance of common stock	-		857,022
Net Cash Provided By Financing Activities	657,616		848,475

Net Increase (Decrease) in Cash	(43,672)		47,195

Cash and Cash Equivalents - Beginning of Year/Period	127,259		80,064

Cash and Cash Equivalents - End of Year/Period	$83,587		$127,259

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-		$-
Interest	$-		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature on convertible notes and related debt discount	$600,000		$-
Original issue discount	$120,000	$
Conversion of common stock payable to common stock	$-		$347,064

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Note 1 Basis of Presentation and Nature of Operations

Nature of operations

Clear-Lite Holdings, Inc. ("Holdings), (formerly known as AirtimeDSL) is a Nevada corporation incorporated on December 28, 2006.  On April 15, 2009 Holdings acquired TAG Industries, Inc. (the “Company”, “TAG”) a Florida corporation incorporated on July 15, 2005.  See Note 4 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

The Company offers a broad range of energy saving and environmentally friendly lighting products.  The Company sells its products directly to customers through internal sales staff, dedicated sales representatives, online, and through a variety of indirect sales channels.  The Company recorded its first sales during 2008.  Accordingly, prior to 2008, the Company was classified as a Development Stage enterprise.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.  TAG Industries, Inc. has remained the accounting acquirer through the reverse acquisition discussed.

Note 2 Summary of Significant Accounting Policies

Basis of presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. Holdings has a July 31 fiscal year end, while TAG has a calendar year end of December 31. The Company did not change its year end in connection with the reverse acquisition.

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the intense competition and consumer acceptance of evolving technology in the lighting industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy over the past year, and (iii) the volatility of prices pertaining to the lighting space in connection with the Company’s distribution of product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at July 31, 2009 or December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

At July 31, 2009 and December 31, 2008, the Company did not record an allowance for doubtful accounts.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded a debt discount in connection with raising funds through the issuance of convertible debt during 2009.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed.

Fair value of financial instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount from the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. Upon issuance, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Original Issue Discount

For certain convertible debt issued in 2009, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At July 31, 2009 and December 31, 2008, respectively, the Company did not have any derivative financial instruments.

Segment information

During the period and year ended July 31, 2009 and December 31, 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Revenue recognition

The Company records sales when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon shipment.

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s products.  Costs include product development, packaging and print production incurred by the Company’s third party manufacturer.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the Period and Year ended July 31, 2009 and December 31, 2008, was $23,869 and $9,995, respectively.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations. Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

For the Period and Year ended July, 2009 and December 31, 2008, the Company had 13,082,344, and 8,282,344 warrants outstanding, respectively.  These common stock equivalents were issued in connection with the Company’s convertible debt offering and private placement of the company’s common stock. However, since the Company reflected a net loss in 2009 and 2008, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,877,928 and net cash used in operations of $701,288 for the Period January 1, 2009 to July 31, 2009; and has a working capital deficit of $111,249, and a stockholders’ deficit of $256,014 at July 31, 2009.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company believes that the utilization of its products provide future positive cash flows. The Company currently has one customer, in the event that the relationship with this customer were to cease to exist, there are no assurances that a new customer group could be obtained.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Reverse Acquisition and Recapitalization and Share Purchase Agreement

On April 15, 2009, Holdings, (formerly known as AirtimeDSL), a then public shell corporation, merged with TAG Industries, Inc. and TAG became the surviving corporation, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to TAG. The transaction required a recapitalization of TAG. Since TAG acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of TAG, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, Holdings two majority stockholders cancelled 40,050,000 shares of common stock and concurrently issued 22,671,875 shares of common stock to TAG.  Upon the closing of the reverse acquisition, TAG stockholders held 52% of the issued and outstanding shares of common stock.  TAG is deemed the accounting acquirer and the 24,062,500 shares of Holdings were retrospectively included in the common stock issuances of the Company to properly reflect the outstanding shares of common stock prior to the reverse acquisition and recapitalization.

Note 5 Debt

(A)	Loans Payable – Related Parties

The Company is indebted to an officer, director and shareholder for cash advances and unreimbursed expenses incurred on its behalf. The Company owed $32,309 and $59,193 for such payables at July 31, 2009 and December 31, 2008, respectively. These loans are unsecured, non interest bearing and due upon demand.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008
(B)	Loans Payable – Other

On March 31, 2009, the Company issued a loan of $100,000.  The loan bears interest at Prime plus one percent. The note is unsecured and due on demand.  This loan was paid in full on November 6, 2009.

(C)	Convertible Debt with Series A and B Warrants

During the period ended July 31, 2009, the Company issued convertible notes payable aggregating $720,000 to third parties (“the Notes”).  The Company provided the noteholders with an original issue discount which was equal to two years of simple interest at 10%.  As a result, the Company received gross proceeds on the Notes of $600,000.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.  The Notes have a conversion price per share of $0.30. The Notes are secured by all assets of the Company.  The notes are due during April and May, 2011 (long term debt). These notes contain Series A and B warrants.

Notes issued with Series A and B warrants ($720,000 face amount) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.30/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 4,800,000 additional warrants (2,400,000 associated each with “A” and “B” warrants discussed above).

In connection with convertible debt issued in 2009, the Company has determined that an allocation of fair value associated with these warrants is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	2-5 years
Risk free interest rate	0.92% - 3.02%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $600,000.  In addition, the Company recorded a $120,000 original issue discount associated with the debt issuance computed as the difference between the face amount of the debt and the cash received.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

(D)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs totaling $15,500.  During the period January 1, 2009 to June 31, 2009, the Company amortized $3,772.

Note 6 Stockholders’ Equity (Deficit)

(A)	Common Stock

For the Year Ended December 31, 2008

On January 2, 2008, the Company issued 5,944,273 common shares to the founders and to a strategic partner for services rendered, having a fair value of $500,000 ($0.08/share).  Fair value was based upon recent cash offerings to third parties.

On January 2, 2008, the Company executed a 25,000 to 1 forward split of the Company’s common stock. All share and per share amounts were retroactively restated.

On June 13, 2008, the Company issued 14,890,403 shares of common stock for proceeds of $1,204,086 ($0.08/share).

For the Period Ended July 31, 2009

On April 21, 2009, the Company issued 100,000 common shares to a strategic partner for services rendered, having a fair value of $101,000 ($1.01/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On July 15, 2009, the Company issued 150,000 common shares in connection with certain convertible debt holders waiving their underlying registration rights on their convertible debt. The fair value of these stock issuances was $151,500 ($1.01/share), based upon the quoted closing trading price of the Company’s common stock.

On July 31, 2009, the Company issued 300,000 common shares to a strategic partner for services rendered, having a fair value of $375,000 ($1.25/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On July 31, 2009, the Company issued 300,000 common shares to the Company’s new Chief Financial Officer as a sign on bonus, having a fair value of $375,000 ($1.25/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008
(B)	Warrants Issued for Services

On December 31, 2008, the Company granted 890,350, five year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.25.

The Company determined the fair value of the warrants was $140,177, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	5 years
Risk free interest rate	3.4%

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	453,906	$0.25
Granted	8,718,788	$0.25
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	9,172,694	$0.25
Exercisable - December 31, 2008	9,172,694	$0.25
Granted	4,800,000	$0.45
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2009	13,972,694	$0.32
Exercisable – July 31, 2009	13,972,694	$0.32

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $0.60	13,972,694	4.02 years	$0.32	13,972,694	$0.32

At July 31, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $13,012,694 and $0, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Note 7 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,499,000 at July 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Amortization of debt issuance costs, amortization of debt discounts, and changes in accrued payroll liabilities.

Significant deferred tax assets at July 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$564,000	$300,000
Amortization of debt discount and debt issue costs	60,000	-
Other	6,000	6,000
Total deferred tax assets	630,000	306,000
Less: valuation allowance	(630,000)	(306,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2008 was approximately $306,000. The net change in valuation allowance during the year ended July 31, 2009 was an increase of approximately $324,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2009 and December 31, 2008, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2009 and December 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for Florida state income taxes, a blended rate of 37.63%) as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(603,000)	$(470,000)
Expected tax expense (benefit) – State	(103,000)	(80,000)
Non-deductible stock compensation	376,000	373,000
Non-deductible meals and entertainment	6,000	11,000
Change in Valuation Allowance	324,000	166,000
Actual tax expense (benefit)	$-	$-

Note 8 Concentrations

The Company had the following concentrations:

(A)	Accounts Receivable

Customer	July 31, 2009	December 31, 2008
A	-%	100%

(B)	Sales

Customer	July 31, 2009	For the Year Ended December 31, 2008
A	-%	100%

(C)	Accounts Payable

Vendor	July 31, 2009	December 31, 2008
A	-%	30%

(D)	Purchases

Vendor	July 31, 2009	For the Year Ended December 31, 2008
A	-%	100%

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Note 9 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Employment Agreement

On July 31, 2009, the Company entered into an employment agreement with its Chief Financial Officer. The terms of the agreement are as follows:

●	2 year term;
●
Cash for services rendered by the CFO’s accounting firm at $34,000 for the period July 31, 2009 through December 31, 2009 dependant on the need for additional services not outlined in the employment contract.  During 2010, the services will be performed for $48,000; and

●	300,000 shares of the Company’s common stock (see Note 6(A))

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of July 31, 2009 and November 13, 2009, the date the financial statements were issued.

(A)	Convertible Debt and Warrants

Debt Issued with Series A and B Warrants

During the period ended August 1, 2009 through November 13, 2009, the Company issued convertible notes payable aggregating $1,020,000 to third parties (“the Notes”).  The Company provided the noteholders with an original issue discount which was equal to two years of simple interest at 10%.  As a result, the Company received gross proceeds on the Notes in the amount of $850,000.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.  The Notes have a conversion price of $0.30. The Notes are secured by all assets of the Company.  The notes are due during April and May, 2011 (long term debt), these notes contain Series A and B warrants.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2009 and December 31, 2008

Notes issued with Series A and B warrants ($1,020,000 face amount) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.30/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 6,800,000 additional warrants (3,400,000 associated each with “A” and “B” warrants discussed above).

In connection with convertible debt issued in 2009, the Company has determined that an allocation of fair value associated with these warrants is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	5 years
Risk free interest rate	0.92% - 3.02%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of certain of these notes in the amount of $850,000.  In addition, the Company recorded a $170,000 original issue discount associated with the debt issuance computed as the difference between the face amount of the debt and the cash received.

(B)	Common Share Issuance

On October 1, 2009, the Company issued 4,550,000 shares of the Company’s common stock to strategic partners for services rendered, having a fair value of $3,458,000 ($0.76/share), based upon the quoted closing trading price.

(C)	Stock Purchase Warrant Issuance

On October 1, 2009, the Company granted 2,425,000 stock purchase warrants with an exercise price of $0.30 per stock purchase warrant to strategic partners for services rendered, having a fair value of $2,381,156.

The Company determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	5 years
Risk free interest rate	3.4%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2009, the Board of Directors of the Company engaged Berman & Company, P.A. Certified Public Accountants, Boca Raton Florida (“Berman”), as the Company’s new independent registered public accounting firm.

On August 3, 2009, the Board of Directors of Clear-Lite Holdings, Inc. (the “Company”) dismissed Moore & Associates, Chartered, Las Vegas Nevada (“Moore”) as the Company’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended July 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at October 26, 2009.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Thomas J. Irvine	60	Chairman/President/CEO/Secretary	April 15, 2009
Lisa A. Niedermeyer	33	Senior VP Marketing	April 15, 2009
David Briones	33	Chief Financial Officer	August 3, 2009

The Company’s Directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Thomas J. Irvine – Chairman of the Board and Chief Executive Officer

Thomas J. Irvine, age 60, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005. Prior to this, he was the President  & C.E.O. of Reusable Technologies, Inc., which he founded with Lisa Niedermeyer. At Reusable Technologies, they helped license and create the original packaging designs and marketing strategies for the Honeywell Brand of Energy Saver CFLs. He has over 35 years experience running retail and commercial sales and marketing organizations, spending over 25 of those years with Fine Sales Corp, a leading sales agency for SHARP Electronics, helping build their business to over $220 million in sales. In addition, Mr. Irvine served as Regional Sales Manager of Electronics for SONY Corp., General Manager of a leading electronics importer, and National Sales Manager for a record company. Together with Lisa Niedermeyer, they conceived and developed Clear Color Technology(R), ClearLite(R), Clear-Lite Technology(TM) and all their current trademarks and designs.  Mr. Irvine attended McMaster University where he earned his Bachelor of Arts degree in Business in 1971.

Lisa A. Niedermeyer – Senior Vice President of Marketing

Lisa A. Niedermeyer, age 33, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005.  Prior to this, Mrs. Niedermeyer was the Vice President of Marketing for Reusable Technologies, Inc. She has 10 years experience in market research, trademark development, package, and collateral design. While at Reusable Technologies, Lisa worked closely with Energy Star on product approvals and rebate programs for retailers, as well as coordinating all trade shows, TV commercial production and advertising. She helped Reusable Technologies acquire one of the most extensive listings for CFLs on the Energy Star site under the PRO-IMAGE & Honeywell Brands. In addition, she was Vice President of Marketing at Fine Sales Corp (a sales and marketing agency with over $200 million in revenue) and helped manage all company marketing activities.  Mrs. Niedermeyer was educated at Florida Atlantic University (FAU) and the Academy of Art University.

David Briones - Chief Financial Officer

David Briones, age 33, currently manages the Public Company and Hedge Fund practices at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performs audit services, outsourced CFO functions, and/or consults clients through SEC comment periods particularly through application of complex accounting principles for a public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.  Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked for the MONY Group, Prudential Financial, and MetLife initial public offerings.  Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.

FAMILY RELATIONSHIPS

Lisa A. Niedermeyer our Senior Vice-President of Marketing is the daughter of our Chairman, President, and Chief Executive Officer Thomas J. Irvine.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

Other than Lisa A. Niedermeyer and Thomas J. Irvine, there are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended July 31, 2009 were timely:

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the registrant’s directors, officers, and key employees.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (1)	OPTIONS AWARDS ($) (3)	NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Thomas J. Irvine Director, President, CEO, Secretary	2009	130,000	-	-	-	-	-	-	130,000
	2008	210,000	-	-	-	-	-	-	210,000
Lisa A. Niedermeyer, SVP	2009	74,250	-	-	-	-	-	-	74,250
	2008	120,000	-	-	-	-	-	-	120,000
David S. Briones, Chief Financial Officer	2009	0	-	300,000	-	-	-	-	375,000
	2008	0	-	-	-	-	-	-	0

(1)  On July 31, 2009, in accordance with the Bartolomei Pucciarelli, LLC agreement, the company issued Mr. David Briones, the company's Chief Financial Officer, 300,000 shares as a signing bonus.

EMPLOYMENT CONTRACTS

Pursuant to a two year employment agreement, dated July 31, 2009 (the “Employment Agreement”), Mr. Briones was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. The Company also has a consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 300,000 of our common shares vested immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2009, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (1)
Common	Thomas J. Irvine, Chairman and Chief Executive Officer (2)	7,500,000	(4)	14.4%
Common	Lisa A. Niedermeyer, Senior Vice President of Marketing (3)	3,750,000		7.2%
Common	David Briones, Chief Financial Officer(5)	300,000		Less than 1%

	All officers, directors and 5% holders as a group (2 persons)	11,550,000		22%

(1)	The percentages listed in the percent of class column are based upon 51,944,528 issued and outstanding shares of Common Stock.
(2)	Thomas J. Irvine, 102 NE 2nd Street #400, Boca Raton, Florida 33432.
(3)	Lisa A. Niedermeyer, 102 NE 2nd Street #400, Boca Raton, Florida 33432.
(4)	Held by Thomas J. Irvine as Trustee of the Thomas J. Irvine Revocable Trust
(5)	David Briones, 2564 Brunswick Pike, Lawrenceville, NJ 08648

 Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 195,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.  Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended July 31, 2009 and 2008 were approximately $55,000 and $30,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended July 31, 2009 and 2008.

c. Tax Fees: Aggregate fees billed for tax services for the period ended July 31, 2009 and the year ended December 31, 2008 were approximately $0 and $0, respectively.

d. All Other Fees: Aggregate fees billed for professional services other than those described above were approximately $0 and $0  for the period ended July 31, 2009 and the year ended December 31, 2008, respectfully.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas J. Irvine
31.2	Rule 13a-14(a)/15d-14(a) certification of David Briones
32.1	Certification pursuant to 18 USC, section 1350 of Thomas J. Irvine
32.2	Certification pursuant to 18 USC, section 1350 of David Briones

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Dated: November 13, 2009	By:	/s/ Thomas J. Irvine
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	By:	/s/ David Briones
David Briones
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)