Form 10-Q
period 2009-10-31
CLEAR-LITE HOLDINGS, INC.
filed 2009-12-21
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52877

CLEAR-LITE HOLDINGS, INC.
(Exact name of registrant in its charter)

Nevada	20-8257363
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

102 NE 2nd Street #400, Boca Raton, Florida 33432-3908
(Address of Principal Executive Offices)(Zip Code)

 (561) 544-6966
(Registrant’s telephone number, including area code)

Copies to:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of December 21, 2009, there were 56,494,528 shares outstanding of the registrant’s common stock.

CLEAR-LITE HOLDINGS, INC.

FORM 10-Q
October 31, 2009

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. FINANCIAL STATEMENTS.

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

Page(s)
Consolidated Balance Sheets as of October 31, 2009 (unaudited) (Consolidated) and July 31, 2009 (audited) –	1

Statements of Operations For the Three Months Ended – October 31, 2009 (Consolidated) and October 31, 2008 (unaudited)	2

Statements of Cash Flows For the Three Months Ended – October 31, 2009 (Consolidated) and October 31, 2008 (unaudited)	3

Notes to the Consolidated Financial Statements (unaudited)	4-22

Clear-Lite Holdings, Inc. and Subsidiary
Balance Sheets

		July 31, 2009
	October 31, 2009	Restated
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$340,102	$83,587
Accounts receivable	305,177	-
Total Current Assets	645,279	83,587

Debt issue costs - net	64,304	11,728

Total Assets	$709,583	$95,315

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$299,400	$61,816
Loans payable - related parties	14,084	32,309
Note payable - other - net of debt discount	29,315	16,712
Accrued interest payable	1,245	710
Derivative liabilities	23,552,595	10,440,356
Total Current Liabilities	23,896,639	10,551,903

Convertible notes payable - net of debt discount	308,569	156,493

Total Liabilities	24,205,208	10,708,396

Preferred Stock, $0.001 par value, 5,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
56,494,528 and 51,944,528 shares issued and outstanding	56,494	51,945
Additional paid in capital	8,189,678	2,810,302
Accumulated deficit	(31,741,797)	(13,475,328)
Total Stockholders' Equity (Deficit)	(23,495,625)	(10,613,081)

Total Liabilities and Stockholders' Equity (Deficit)	$709,583	$95,315

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Operations
(unaudited)

	Three Months Ended
	October 31, 2009 (Consolidated)	October 31, 2008

Sales	$305,114	$44,066

Cost of sales	218,753	25,945

Gross profit	86,361	18,121

General and administrative expenses	5,865,953	190,412

Loss from operations	(5,779,592)	(172,291)

Other income (expense) - net
Other income	13,000	-
Interest expense	(172,638)	-
Change in fair value of derivative liability	(2,110,337)	-
Derivative expense	(10,216,902)	-
Total other expense - net	(12,486,877)	-

Net loss	$(18,266,469)	$(172,291)

Net Loss per Common Share - Basic and Diluted	$(0.34)	$(0.00)

Weighted Average Number of Common Shares Outstanding	53,428,224	51,094,528

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Cash Flows
(unaudited)

	Three Months Ended
	October 31, 2009 (Consolidated)	October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,266,469)	$(172,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	7,424	-
Amortization of debt discount	164,679	-
Stock issued for services	3,458,000	-
Warrants issued for services	1,925,925	-
Gain or (loss) on derivative liability	12,327,239	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(305,177)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	237,584	3,539
Accrued interest payable	535	-
Net Cash Used in Operating Activities	(450,260)	(168,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on loans payable - related parties	(18,225)	(982)
Proceeds from issuance of convertible notes	785,000	-
Payment of debt issue costs in cash	(60,000)	-
Net Cash Provided By Financing Activities	706,775	(982)

Net Increase (Decrease) in Cash	256,515	(169,734)

Cash and Cash Equivalents - Beginning of Period	83,587	203,277

Cash and Cash Equivalents - End of Period	$340,102	$33,543

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$785,000	$-
Original issue discount	157,000	$-

See accompanying notes to financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Note 1 Basis of Presentation and Nature of Operations

Nature of operations

Clear-Lite Holdings, Inc. ("Holdings”, or “ClearLite”), (formerly known as AirtimeDSL) is a Nevada corporation incorporated on December 28, 2006.  On April 15, 2009 Clear-Lite acquired TAG Industries, Inc. (the “Company”, “TAG”) a Florida corporation incorporated on July 15, 2005.  See Note 4 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

The Company offers a broad range of energy saving and environmentally friendly lighting products. Currently, the Company sells its product through internal sales staff, dedicated sales representatives, online, and through a variety of indirect sales channels.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.  TAG Industries, Inc. has remained the accounting acquirer through the reverse acquisition discussed.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. Clear-Lite has a July 31 fiscal year end.

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, the following: the fair value of warrants granted in connection with various financing transactions, share-based payments, and the fair value of derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at October 31, 2009 and July 31, 2009, respectively.

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

At October 31, 2009 and July 31, 2009, the Company did not record an allowance for doubtful accounts.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded a debt discount in connection with raising funds through the issuance of convertible debt during 2009.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Original Issue Discount

For certain convertible debt issued in 2009, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Segment information

During 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company records sales when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon shipment.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s products.  Costs include product development, packaging and print production incurred by the Company’s third party manufacturer.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the three months ended October 31, 2009 and 2008, was $16,896 and $5,636, respectively.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

The computation of basic and diluted loss per share for the quarter ended October 31, 2009 and for the year ended July 31, 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	October 31, 2009	July 31, 2009
Convertible notes	5,540,000	2,400,000
Stock warrants	22,706,344	13,891,694
Total common stock equivalents	28,246,344	16,291,694

Recent accounting pronouncements

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
October 31, 2009
(unaudited)

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
October 31, 2009
(unaudited)

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

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

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $18,266,469 and net cash used in operations of $450,260 for the three months ended October 31, 2009; a working capital deficit of $23,251,360, and has and a stockholders’ deficit of $23,495,625 at October 31, 2009.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes and convertible notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company believes that the utilization of its products may provide future positive cash flows. The Company currently has limited customers, in the event that these relationships with these customers were to cease to exist, there are no assurances that a new customer group could be obtained.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

In response to these problems, management has taken the following actions:

●	Raising additional capital through convertible note offerings

●	the Company is aggressively signing up new international distributors

●	The Company has re-commenced sales during August 2009

Note 4 Reverse Acquisition and Recapitalization and Share Purchase Agreement

On April 15, 2009, Clear-Lite, (formerly known as AirtimeDSL), a then public shell corporation, merged with TAG Industries, Inc. and TAG became the surviving corporation, in a transaction treated as a reverse acquisition. Clear-Lite did not have any operations and majority-voting control was transferred to TAG. The transaction required a recapitalization of TAG. Since TAG acquired a controlling voting interest, it was deemed the accounting acquirer, while Clear-Lite was deemed the legal acquirer. The historical financial statements of the Company are those of TAG, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, Clear-Lite two majority stockholders cancelled 40,050,000 shares of common stock and concurrently issued 22,671,875 shares of common stock to TAG.  Upon the closing of the reverse acquisition, TAG stockholders held 52% of the issued and outstanding shares of common stock.  TAG is deemed the accounting acquirer and the 24,062,500 shares of Clear-Lite were retrospectively included in the common stock issuances of the Company to properly reflect the outstanding shares of common stock prior to the reverse acquisition and recapitalization.

Note 5 Debt

(A)	Loans Payable – Related Parties

The Company is indebted to an officer, director and shareholder for cash advances and unreimbursed expenses incurred on its behalf. The Company owed $14,084 and $32,309 at October 31, 2009 and July 31, 2009, respectively. These loans are unsecured, non interest bearing and due upon demand.

(B)	Loans Payable – Other

On March 31, 2009, the Company issued a loan of $100,000.  The loan bears interest at Prime plus one percent. The note is unsecured and due on demand.  This loan was repaid in full on November 6, 2009.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

a.
The loan is subject to voluntary conversion if, at any time after closing, a reverse acquisition with a public shell company, the Company completes a private placement (“new financing”) of private placement offering of an aggregate amount of $500,000. The holder will obtain all the rights granted within such offering.

b.	In connection with the voluntary conversion, the Company has determined that fair value is applicable.

c.	The Company computed the fair value of the conversion feature and the potential warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.88% - 2.46%

d.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 5(C)(3) for valuation and expense.

(C)	Convertible Debt and Warrants

1.	During the period ended July 31, 2009, the Company issued $720,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $600,000. These notes are unsecured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 2,400,000 shares of common stock.
c.	The notes contain a provision in which the conversion price can be reduced in any future event the Company issues any security or debt instrument with a lower consideration per share.
d.	Noteholder received Series “A” and Series “B” warrants
i.	The Noteholder is entitled to 1 Series “A” and 1 Series “B” warrant for each share that the convertible debt converts into
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years
iv.	As a result, the Company issued 2,400,000 Series “A” warrants and 2,400,000 Series “B” warrants

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

2.
During the quarter ended October 31, 2009, the Company issued $942,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $785,000.  These notes are unsecured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 3,140,000 shares of common stock.
c.	The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.
d.	Noteholder received Series “A” and Series “B” warrants
i.	The Noteholder received 1 Series “A” and 1 Series “B” warrant for each convertible share
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years
iv.	As a result, the Company issued 3,140,000 Series “A” warrants and 3,140,000 Series “B” warrants
e.
The Company has determined that fair value accounting is applicable. The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.

f.	The Company computed the fair value of the conversion feature and the warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.88% - 2.46%

3.
The Company identified conversion features embedded within the convertible notes and warrants previously granted. The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At the commitment date, the Company originally recorded these debt instruments as conventional convertible debt.  However, the Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company marks these derivative financial instruments to fair value. As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Fair value at the commitment date for convertible notes and warrants issued during the period January 1, 2009 to July 31, 2009	$8,532,567
Fair value mark to market adjustment at July 31, 2009	1,907,790
Derivative liability balance at July 31, 2009	10,440,357
Fair value at the commitment date for convertible notes and warrants issued during the three months ended October 31, 2009	11,001,902
Fair value mark to market adjustment at October 31, 2009	2,110,337
Derivative liability balance at October 31, 2009	$23,552,595

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense for the period January 1, 2009 to July 31, 2009 in the amount of $7,832,567, and $10,216,902 for the quarter ended October 31, 2009.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.88% - 2.46%

Mark to Market

At July 31, 2009 and October 31, 2009,  the Company remeasured the conversion features and  recorded a fair value adjustment of $1,907,790 and $2,110,337, respectively.  The following management assumptions were considered:

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

July 31, 2009:

Exercise price	$0.30 - $0.60
Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	1.13 - 2.53%
Expected life of conversion features in years	1.67 - 1.81
Expected life of warrants in years	4.67 – 4.82

October 31, 2009:

Exercise price	$0.30 - $0.60
Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	0.90 - 2.29%
Expected life of conversion features in years	1.41 – 1.95
Expected life of warrants in years	4.42 – 4.95
Expected forfeitures	0%

Note 6 Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended October 31, 2009 and July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at October 31, 2009
Derivative Liabilities	$-	$-	$23,552,595	$23,552,595
Total	$-	$-	$23,552,595	$23,552,595

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009
Derivative Liabilities	$-	$-	$10,440,356	$10,440,356
Total	$-	$-	$10,440,356	$10,440,356

(D)	Debt Issuance Costs

During the period ended July 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $15,500.  During the period January 1, 2009 to July 31, 2009, the Company amortized $3,772.

During the quarter ended October 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $60,000.  During the quarter ended October 31, 2009, the Company amortized $7,424.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Total debt issue costs are as follows:

Debt issue costs – net – July 31, 2009	$11,728
Debt issue costs paid - 2010	60,000
Amortization of debt issue costs - 2010	(7,424)
Debt issue costs – net - October 31, 2009	$64,304

Note 7 Stockholders’ Equity (Deficit)

(A)	Common Stock

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

For the Three Months Ended October  31, 2009

On October 1, 2009, the Company issued 4,550,000 common shares for services rendered, having a fair value of $3,458,000 ($0.76/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

(B)	Warrants Issued for Services

On October 31, 2009, the Company granted 2,534,650, five year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.30.

The Company determined the fair value of these warrants was $1,925,925, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	5 years
Risk free interest rate	2.31%

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	9,091,694	$0.25
Granted	4,800,000	$0.45
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2009	13,891,694	$0.32
Exercisable - July 31, 2009	13,891,694	$0.32
Granted	8,814,650	$0.41
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2009	22,706,344	$0.35
Exercisable – October 31, 2009	22,706,344	$0.35

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $0.60	22,706,344	4.47 years	$0.35	22,706,344	$0.35

At October 31, 2009 and July 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $22,180,119 and $13,012,694, respectively.

Note 8 Concentrations

The Company had the following concentrations:

(A)  Accounts Receivable

Customer	October 31, 2009	July 31, 2009
A	50%	-%
B	50%	-%

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

(B)  Sales

Customer	October 31, 2009	October 31, 2008
A	50%	100%
B	50%	-%

(C)  Accounts Payable

Vendor	October 31, 2009	July 31, 2009
A	99%	-%

(D)  Purchases

Vendor	October 31, 2009	October 31, 2008
A	98%	72%

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

Employment Agreement

On July 31, 2009, the Company entered into an employment agreement with its Chief Financial Officer. The terms of the agreement are as follows:

●      2 year term
●
Cash for services rendered by the CFO’s accounting firm at $34,000 for the period July 31, 2009 through December 31, 2009 dependant on the need for additional services not outlined in the employment contract.  During 2010, the services will be performed for a $48,000.

●	300,000 shares of the Company’s common stock (see Note 6(A))

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

Note 10 Restatement

During November 2009, the Company discovered a misclassification requiring a restatement of previously issued financial statements issued for the period January 1, 2009 to July 31, 2009. The accompanying financial statements have been adjusted to reflect the restated amounts.

The Company identified conversion features embedded within the convertible notes and warrants previously granted. The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At the commitment date, the Company originally recorded these debt instruments as conventional convertible debt.  However, the Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company marks these derivative financial instruments to fair value.

The following is a summary of accounts affected by the restatement:

	As Restated	Adjustment	As Previously Reported
Loans payable – other – net of debt discount	$16,712	$(83,288)	$100,000
Derivative liabilities	$10,440,356	$10,440,356	$-
Accumulated deficit	$(13,475,328)	$(9,757,068)	$(3,718,260)
Total stockholders’ deficit	$(10,613,082)	$(10,357,068)	$(256,014)
Derivative expense	$9,740,356	$9,740,356	$-
Interest expense	$329,227	$16,712	$312,515
Net Loss	$(11,634,996)	$(9,757,068)	$(1,877,928)
Net loss per share- Basic and Diluted	$(0.23)	$(0.20)	$(0.03)

Note 11 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of October 31,  2009 and December 21, 2009, the date the financial statements were issued.

(A)	Convertible Debt and Warrants

Debt Issued with Series A and B Warrants

1.
During the period ended November 1, 2009 through December 21, 2009, the Company issued $150,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $125,000.  These notes are unsecured.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2009
(unaudited)

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 500,000 shares of common stock.
c.	The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.
d.	Noteholder received Series “A” and Series “B” warrants
i.	The Noteholder received 1 Series “A” and 1 Series “B” warrant for each convertible share
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years.
iv.	As a result, the Company issued 500,000 Series “A” warrants and 500,000 Series “B” warrants.
e.
The Company has determined that fair value accounting is applicable. The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.

f.	The Company computed the fair value of the conversion feature and the warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term conversion features	2 years
Expected term warrants	5 years
Risk free interest rate	0.73% - 2.39%

g.
The Company identified conversion features embedded within the convertible notes and warrants. The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At the commitment date, the Company originally recorded these debt instruments as conventional convertible debt.  However, the Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company will mark these derivative financial instruments to fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Clear-Lite’s other reports filed with or furnished to the United States Securities and Exchange Commission (the "SEC") and in other documents. In addition, from time to time, Clear-Lite through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Clear-Lite undertakes no obligation to update or revise any forward-looking statements.

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

We plan to focus on developing the following operational characteristics:

     •  Rapid turnaround from concept to delivery; first to market.
     •  Prompt, high quality, one-call customer service.
     •  Highly informed sales people with great tips for greening.
     •  Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience.
     •  Outsourced technical support and quality control.

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

Results of Operations
Summary Income Statement for the three months ended October 31, 2009 and 2008.

	October 31, 2009	October 31, 2008
Sales	$305,114	$44,066
Gross profit	$86,361	$18,121
General and administrative expenses	$5,865,953	$190,412
Other Income	$13,000	$-
Interest expense	$(172,638)	$-
Change in fair value of derivative liability	$(12,327,239)	$-
Net loss	$(18,266,469)	$(172,291)
Loss per Share	$(0.34)	$(0.00)

For the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, the Company reported a net loss of $(18,266,469), or $(0.34) per share and a net loss of $(172,291) or $(0.00) per share, respectively. The change in net loss between periods was primarily attributable to four significant events:  The Company prepared for and completed a reverse acquisition with a public company on April 15, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments. As management prepared for this event, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product being offered to the marketplace.  Throughout 2009, the Company raised capital through several convertible note offerings.  Embedded within the terms of each note offerings were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.  Finally,   the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.

Sales: Sales increased $261,048 during the three months ended October 31, 2009, up from $44,066 during the three months ended October 31, 2008.  The increase in sales is attributable to the Company completing product enhancements and changing focus from completing the reverse acquisition with a public company toward establishing a position in the marketplace. The Company re-commenced sales in August of 2009.  Subsequent October 31, 2009, the Company had additional gross sales of $152,177.

Gross profit: Gross profit increased $68,240 during the three months ended October 31, 2009, up from $18,121 during the three months ended October 31, 2008.  The increase in gross profit is reflective of increased sales since the Company re-entered the marketplace.

General and Administrative Expense: General and administrative expenses increased $5,675,541 to $5,865,953 during the three months ended October 31, 2009, up from $190,412 during the three months ended October 31, 2008.  The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of approximately $5,384,000, an increase in salaries and wages and related payroll expenses of approximately $67,000, an increase in travel related expenses of approximately $35,000, a increase in insurances of approximately $53,000, an increase in consulting and professional fees of approximately $102,000, an increase in promotional expenses of approximately $12,000, and an increase in commissions of approximately $23,000.

Interest expense: Interest expense increased by approximately $172,638 to $172,638 for three months ended October 31, 2009 as compared to $0 during the three months ended October 31, 2008.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Loss on derivative liability:  Throughout 2009, the Company raised capital through a convertible note offering.  Embedded within the terms of the note offering were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(18,266,469) during the three months ended October 31, 2009, and as of that date, the Company had a working capital deficit of $23,251,360 and an accumulated deficit of $(31,741,797) Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

Raising additional capital through convertible note offerings.
The Company recommenced sales during August of 2009.
Continuing to increase brand awareness for the Company’s product lines.
The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at October 31, 2009 compared to July 31, 2009.

	October 31, 2009	July 31, 2009	Increase/(Decrease)
Current Assets	$645,279	$83,587	$561,692
Current Liabilities	$23,896,639	$10,551,903	$13,344,736
Working Capital (Deficit)	$(23,251,360)	$(10,468,316)	$(12,783,044)

As of October 31, 2009, we had working capital deficit of $(23,251,360) as compared to a working capital deficit of $(10,468,316) as of July 31, 2009, an decrease of $(12,783,044). The decrease is primarily a result the recognition of derivative liabilities embedded in the company’s financial instruments, offset by of an increase in cash of $256,515 and an increase in accounts receivable of $305,177, offset by an increase in accounts payable and accrued expenses of $228,085.

Net cash used for operating activities for the three months ended October 31, 2009 was $(450,260). The Net loss for the three months ended October 31, 2009 was $(18,266,469).

Net cash obtained through all financing activities for the three months ended October 31, 2009 was $706,775 as compared to $0 for the three months ended October 31, 2008.

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

Critical Accounting Policies and Estimates

We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals.  They are:

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

Warrants and derivative liabilities - The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)       Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)       Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our internal control over financial reporting was effective.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended July 31, 2009, filed with the SEC on November 16, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended October 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period ended October 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted for a vote of our security holders during the period ended October 31, 2009.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Thomas J. Irvine, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of David Briones, Principal Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Thomas J. Irvine, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. section 1350 of David Briones, Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Date: December 21, 2009	By:	/s/ Thomas J. Irvine
Thomas J. Irvine Chief Executive Officer
	By:	/s/ David Briones
David Briones Chief Financial Officer