Form 10-K/A
period 2009-07-31
CLEAR-LITE HOLDINGS, INC.
filed 2010-02-10
CIK 1412299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors”. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that, the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the lighting industry;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the lighting industry;

•	the failure to obtain or loss of any license or permit;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support our business plan; and,

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Form 10-K.

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

Light Bulbs

1.  Light bulbs include the following energy saving technologies, such as Compact Fluorescent Lamp (“CFL”), Cold Cathode Fluorescent Lamp (“CCFL”) , Fluorescent, Halogen, and light-emitting diodes (“LED”).

a)  A CFL is a smaller version of a standard fluorescent lamp.  The main difference is that the CFL has its ballast in the base of the bulb, not the actual fixture. CFLs have the following advantages over incandescent light bulbs when used properly:

•	they last up to 10 times longer;

•	use about one quarter the energy;

•	produce 90% less heat; and,

•	produce more light per watt.

b)  A CCFL is one of the newest forms of CFL. Its advantages are as follows:

•	Instant-on, like an incandescent;

•	Compatible with timers, photocells, and most dimmers; and,

•	Long life of approximately 15,000 - 50,000 hours.

CCFL's are a convenient transition-technology for those who are not comfortable with the short lag-time associated with ordinary CFLs. They are also an effective and efficient replacement for lighting that is turned on and off frequently with little extended use (e.g. a bathroom or closet). They are a great alternative for lights that need to flicker off and on frequently, like in Las Vegas.

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

d)  Energy Saver Halogen has a tungsten filament just like a regular bulb that you may use in your home; however, it is filled with halogen gas. When a lamp (one which produces light by heating a tungsten filament) operates, tungsten from the filament is evaporated into the gas of the bulb and deposited on the glass wall. The bulb "burns out" when enough tungsten has evaporated from the filament so that electricity can no longer be conducted across it. The halogen gas in a halogen lamp carries the evaporated tungsten particles back to the filament and re-deposits them. This gives the lamp a longer life than regular A-line incandescent lamps and provides for a cleaner bulb wall for light to shine through.  Both incandescent and halogen light bulbs use the same technology and filament to produce light.  However, halogen bulbs are more efficient than incandescent bulbs, but cost a little more.  Its advantages are:

•	Energy Saver Halogens last up to three times longer and produce similar light to equivalent incandescent bulbs, but with a 30% savings in Energy; and,

•	Halogens produce a bright, pure light and makes tasks like reading easier.

These New Energy Saver Halogens will comply with current legislation taking effect in Canada in 2012 and proposed for the USA in 2014.

f)  A LED is a semiconductor device that emits visible light when an electric current passes through it. Its advantages are:

Energy Efficient.  LEDs use approximately 17% and 50% of the energy consumption of incandescent and compact fluorescent (CFL), respectively.

Long Life.  Lasts more than 20X longer than incandescent and 5X longer than CFL.

Virtually Unbreakable and Lightweight.  LED fixtures are extremely durable which is an advantage to builders and consumers.  Lightweight fixtures will simplify and lower total installation cost.

Light fixtures

2.  Light fixtures or luminaries are vehicles for the delivery of light.

Lighting fixtures are divided into three categories:

1.	Indoor Portable Fixtures;

2.	Indoor Hard-Wired Fixtures; and,

3.	Outdoor Fixtures.

We plan to develop a comprehensive line of energy efficient lighting fixtures in all three categories for the retail and I/C markets.  This includes:

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

h)
Night Lights consume only 4 to 7 watts of power, but are frequently in operation 24 hours a day. A remarkable 76 million night lights and replacement night light bulbs are sold in grocery stores, drug stores and discount retailers each year. Efficient models can draw less than 4 watts.

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

m)	Wall-Mounted fixtures, of which the most common is the sconce, are normally compact and direct light up or down along a wall surface. Vanity lights are also common.

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

We plan to focus on developing the following operational characteristics:

•	Rapid turnaround from concept to delivery; first to market;

•	Prompt, high quality, one-call customer service;

•	Highly informed sales people with great tips for greening;

•	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and,

•	Outsourced technical support and quality control.

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

We are chartered to be a platform company and as such, we are not programmed to own inventory, or handle dealer direct invoicing. We focus on key strategic accounts in both the retail and I/C sectors that purchase via wire transfers and  letters of credit.

We handle the day-to-day business through distribution and fulfillment partnersand indirect channel strategic partners.  One of the significant advantages is the fact that these partners may already be a vendor to most of the leading accounts in the US and Canada .  In developing these relationships and obtaining  vendor numbers makes it significantly easier for a buyer to list our products.  These relationships and the fact that the fulfillment partner will be their customer will help us achieve targeted sales and profit goals.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We currently have six full-time employees and one part-time employees on payroll.  We utilize independent contractors on a part-time and as-needed basis.  None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov/.

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

We have financed our operations since inception primarily through convertible notes and equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.  It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

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

Our reliance on contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules; and,

•	lack of direct control over quality assurance, manufacturing yields and production costs.

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

We intend to continue outsourcing the manufacture of our products and parts and components internationally for the foreseeable future. There are many barriers and risks to operating successfully in the international marketplace, including the following:

•	intellectual property protection risks;

•	foreign currency risks;

•	dependence on foreign manufacturers, shippers and distributors;

•	compliance with multiple, conflicting and changing governmental laws and regulations; and,

•	import and export restrictions and tariffs.

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

•	we may be required to record substantial accounting charges;

•	an acquisition may involve entry into geographic or business markets in which we have little or no prior experience;

•	integrating acquired business operations, systems, employees, services and technologies into our existing business, workforce and services could be complex, time-consuming and expensive;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	we may incur debt in order to fund an acquisition, or we may assume debt or other liabilities, including litigation risk, of the acquired company; and,

•	we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership position and could adversely affect the market price of our common stock.

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

THE INABILITY OF OUR CHIEF FINANCIAL OFFICER TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR COMPANY'S SUCCESS.

David S. Briones, our Chief Financial Officer, manages the public company practice of Bartolomei Pucciarelli, LLC, an accounting firm located in Lawrenceville, New Jersey.  Mr. Briones divides his time between working with the Company and numerous other clients. Mr. Briones and his staff currently devote approximately 40 hours per month to the operation of our business. Mr. Briones' duties at Bartolomei Pucciarelli, LLC may create conflicts of time and may detract from the time Mr. Briones can spend on our business. If our business requires more time for operations than anticipated, our Chief Financial Officer may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our Chief Financial Officer is not fatal to our existence, it may result in limited growth and success of the business.

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

These include:

•	stock based compensation to strategic partners;

•	concentrated expenditures for advertising;

•	concentrated capital expenditures in any particular period to support our growth or for other reasons;

•	increased research and development expenses relating to the development of new products resulting from our decision to move into new markets;

•	the mix of products sold in a particular period between our core lighting and other higher margin products;

•	changes in our pricing policies or those of our competitors, or other competitive pressures on our prices;

•	the timing and success of new products and technology enhancements introduced by our competitors, including low-priced promotional offers, which could impact new customer growth;

•	the entry of new competitors in our markets;

•	technical difficulties or other factors that result in product manufacturing, or delivery delays;

•	federal, state or foreign regulation affecting our business; and,

•	weakness or uncertainty in general economic or industry conditions.

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

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The future issuances of common and/or preferred stock may result in substantial dilution in the percentage of our common stock held by our shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

THE HOLDERS OF OUR OUTSTANDING CONVERTIBLE NOTES HAVE THE OPTION OF CONVERTING THE CONVERTIBLE NOTES INTO SHARES OF OUR COMMON STOCK. THE HOLDERS OF OUR WARRANTS MAY ALSO EXERCISE THEIR COMMON STOCK PURCHASE WARRANTS. IF THE CONVERTIBLE NOTES ARE CONVERTED OR THE STOCK PURCHASE WARRANTS ARE EXERCISED, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

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

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the Over the Counter (“OTC”) Bulletin Board (“BB”).  The OTC BB is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC BB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination; and,

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

THE MARKET FOR PENNY STOCK HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT SUBSCRIBERS OF OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

• control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
• manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
• “boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
• excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and,
• wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

We became a public company and subject to the applicable reporting requirements under the securities laws upon consummation of the Reverse Triangular Merger on April 15, 2009. Our management team has had very limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATION, AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Form 10K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “forward-looking statements and risk factors”, and those included elsewhere in this Form 10-K.

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

We plan to focus on developing the following operational characteristics:

Rapid turnaround from concept to delivery; first to market;
•	Prompt, high quality, one-call customer service;

•	Highly informed sales people with great tips for greening;

•	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience.; and,

•	Outsourced technical support and quality control.

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

Results of Operations
Summary Income Statement for the Period January 1, 2009 to July 31, 2009 as compared to the Year ended December 31, 2008.

	For the Period January 1, 2009 to July 31, 2009	For the Year Ended December 31, 2008
Sales	$0	$610,146
Gross profit	$0	$258,819
General and administrative expenses	$1,565,413	$1,721,817
Interest expense	$329,227	$-
Change in fair value of derivative liability	$1,907,790	-
Derivative expense	$7,832,566	-
Net loss	$(11,634,996)	$(1,462,998)
Loss per Share	$(0.23)	$(0.03)

For the period January 1, 2009 to July 31, 2009 as compared to the year ended December 31, 2008, the Company reported a net loss of (11,634,996), or $(0.23) per share and a net loss of $(1,462,998) or $(0.03) per share, respectively. The change in net loss between periods was primarily attributable to the following significant events:  The Company prepared for and completed a reverse acquisition with a public shell company on April 15, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as debt based payments..  As management prepared for this event, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product being offered to the marketplace.  Finally,   the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.  During 2009 the Company also recorded a derivative expense and change of fair value of derivative liabilities that resulted from the Company's issuances of convertible debt and warrants.  It was necessary to record the conversion features at fair market value.  At each balance sheet date, the conversion features and warrants are marked to market value utilizing an option pricing model.  The warrants contain a ratchet provision.

Sales: Sales decreased $610,146 during the period January 1, 2009 through July 31, 2009, down from $610,146 during the year ended December 31, 2008.  The decrease is primarily attributable to management preparing for reverse acquisition with a public shell company.

Gross profit: Gross profit decreased $258,819 during the period January 1, 2009 through July 31, 2009, down from $258,819 during the year ended December 31, 2008.  The decrease is primarily attributable to management preparing for reverse acquisition with a public shell company, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product line being offered to the marketplace.  In addition, during this period, the Company was developing indirect sales channels to distribute its products.  Finally, the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly. Subsequent July 31, 2009, the Company has recommenced sales with gross sales of approximately $457,000 with associated costs of sales of  $332,000, resulting in a gross profit of approximately $125,000.

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

Interest expense: Interest expense increased by approximately $329,227 to $329,227 for period January 1, 2009 to July 31, 2009 as compared to $0 during the year ended December 31, 2008.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Derivative Expense and Change in Derivative Liability:  The Company recorded significant derivative expenses associated with the convertible notes issued during the period ended July 31, 2009.  The convetible notes included embedded conversion features and detachable stock purchase warrants containing ratchet provisions.  The Company evaluated the instruments and determined the existence of derivative liabilites.  At each balance sheet date, the Company is required to mark the derivative liabilities to market value.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(11,634,996) during the period January 1, 2009 to July 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $10,468,317. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

•	Raising additional capital through convertible note offerings;

•	Recommence sales of the product lines which occurred during the August, 2009;

•	Continuing to increase brand awareness for the Company’s product lines; and.

•
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

In November 2009, we sold convertible promissory notes and series A and Series B common stock purchase warrants. The Notes are for the principal amount of $420,000 and are convertible into shares of the Company’s common stock, $0.001 par value per share at an exercise price of $0.30 per share.  The Series A Warrant entitles the investors to purchase up to 1,400,000 shares of Common Stock at an exercise price of $0.30 per share. The Series B Warrant entitles the investors to purchase up to 1,400,000 shares of Common Stock at an exercise price of $0.60 per share.  The Warrants expire five years from the date of issuance.  The aggregate face amount of the Notes prior to the application of any OID was $420,000 and the gross proceeds received by the Company was $350,000.  These notes and warrantsare accounted for at fair value.

Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at July 31, 2009 compared to December 31, 2008.

	July 31, 2009	December 31, 2008	Increase/(Decrease)
Current Assets	$83,587	$181,441	$(97,854)
Current Liabilities	$10,551,904	$162,027	$10,389,877
Working Capital (Deficit)	$(10,468,317)	$19,414	$(10,487,731)

As of July 31, 2009, we had a working capital deficit of $10,468,317 as compared to a working capital of $19,414 as of December 31, 2008, a decrease of $(10,487,731). The decrease is primarily a result of an decrease in cash of $43,672 and a decrease in accounts receivable of $54,182, and an decrease of loans payable and accrued interest of $9,461, and an increase in derivative liabilites of $10,440,356, offset by a decrease in accounts payable and accrued expenses of $41,017.   The decrease was a result of completion of the development of our environmentally friendly lighting products during the fourth quarter of 2009.  We also used cash for the trade marking of our products.

Net cash used for operating activities for the period January 1, 2009 to July 31, 2009 was $(701,288). The Net loss for the period January 1, 2009 to July 31, 2009 was $(11,634,996).

Net cash obtained through all financing activities for the period January 1, 2009 to July 31, 2009 was $657,616 as compared to $848,475 for the year ended December 31, 2008.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2009. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging its distribution and fulfillment partners and  indirect channel strategic partners   to consolidate lower costs and drive economies of scale and scope.  We expect that our operations will require approximately $100,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

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

Derivative Financial Instruments - Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At July 31, 2009 and December 31, 2008, the Company had a derivative liability of $10,440,256 and $0, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. FINANCIAL STATEMENTS
CLEAR-LITE  HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009 (RESTATED) AND DECEMBER 31, 2008

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheets as of July 31, 2009 (Restated) (Consolidated)
and December 31, 2008 –	F-2

Statements of Operations For the Period and Year Ended
July 31, 2009 (Restated) (Consolidated) and December 31, 2008 –	F-3

Statements of Cash Flows For the Period and Year Ended
July 31, 2009 (Restated) (Consolidated) and December 31, 2008 –	F-4

Statements of Stockholders’ Equity (Deficit) For the Period and Year Ended
July 31, 2009 (Restated) (Consolidated) and December 31, 2008 –	F-5

Notes to the Consolidated Financial Statements (Restated)	F-6- F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Clear-Lite Holdings, Inc.

We have audited the accompanying balance sheets of Clear-Lite Holdings, Inc. for the period ended July 31, 2009 (consolidated) and for the year ended December 31, 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period ended July 31, 2009 and for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 1, 2, 3, 5(B), 5(C), 6, 8 and 11, the financial statements for the period ended July 31, 2009 have been restated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $11,634,996 and net cash used in operations of $701,288 for the period ended July 31, 2009; and has a working capital deficit of $10,468,316, and a stockholders' deficit of $10,613,082 at July 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
November 13, 2009, except for Notes 1, 2, 3, 5(B), 5(C), 6, 8 and 11as to which the date is February 8, 2010

551 NW 77th Street, Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the FCAOB * Member A/CPA Center for Audit Quality
 Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Clear-Lite Holdings, Inc. and Subsidiary
Balance Sheets

	July 31, 2009 (Consolidated)
	(Restated)	December 31, 2008

Assets

Assets:
Cash	$83,587	$127,259
Accounts receivable	-	54,182
Total Current Assets	83,587	181,441

Debt issue costs - net	11,728	-

Total Assets	$95,315	$181,441

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$61,816	$102,834
Loans payable - related parties	32,309	59,193
Loans payable - other - net of debt discount	16,713	-
Accrued interest payable	710	-
Derivative liabilities	10,440,356	-
Total Current Liabilities	10,551,904	162,027

Convertible notes payable - net of debt discount	156,493	-

Total Liabilities	10,708,397	162,027

Preferred Stock, $0.001 par value, 5,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
51,944,528 and 51,094,528 shares issued and outstanding	51,944	51,094
Additional paid in capital	2,810,302	1,808,652
Accumulated deficit	(13,475,328)	(1,840,332)
Total Stockholders' Equity (Deficit)	(10,613,082)	19,414

Total Liabilities and Stockholders' Equity (Deficit)	$95,315	$181,441

See accompanying notes to financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Operations

	For the Period from January 1, 2009 to
	July 31, 2009 (Consolidated)	For the Year Ended
	(Restated)	December 31, 2008

Sales	$-	$610,146

Cost of sales	-	351,327

Gross profit (loss)	-	258,819

General and administrative expenses	1,565,413	1,721,817

Loss from operations	(1,565,413)	(1,462,998)

Other income (expense) - net
Interest expense	(329,227)	-
Change in fair value of derivative liability	(1,907,790)	-
Derivative expense	(7,832,566)	-
Total other income (expense) - net	(10,069,583)	-

Net loss	$(11,634,996)	$(1,462,998)

Net Loss per Share - Basic and Diluted	$(0.23)	$(0.03)

Weighted Average Number of Shares Outstanding	51,153,254	44,349,159

See accompanying notes to financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Statement of Changes in Stockholders' Equity (Deficit)
For the Period Ended July 31, 2009 (Consolidated) (Restated) and Year Ended December 31, 2008

	Common Stock		Additional		Stockholders' Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2007	30,259,852	$30,260	$(14,777)	$(377,334)	$(361,851)

Stock issued for services ($0.08/share)	5,944,273	5,944	494,056	-	500,000

Stock and warrants issued for cash ($0.08/share)	14,890,403	14,890	1,189,196	-	1,204,086

Warrants issued for services	-	-	140,177	-	140,177

Net loss for the year ended December 31, 2008	-	-	-	(1,462,998)	(1,462,998)

Balance, December 31, 2008	51,094,528	51,094	1,808,652	(1,840,332)	19,414

Stock issued for services ($1.01 and 1.25/share)	700,000	700	850,300	-	851,000

Stock issued to waive registration rights ($1.01/share)	150,000	150	151,350	-	151,500

Net loss for the period ended July 31, 2009	-	-	-	(11,634,996)	(11,634,996)

Balance, July 31, 2009	51,944,528	$51,944	$2,810,302	$(13,475,328)	$(10,613,082)

See accompanying notes to financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Cash Flows

	For the Period from January 1, 2009 to
	July 31, 2009 (Consolidated)	For the Year Ended
	(Restated)	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,634,996)	$(1,462,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	3,773	-
Amortization of debt discount	173,205	-
Stock issued for services	851,000	500,000
Stock issued to waive registration rights	151,500	-
Warrants issued for services	-	140,177
Derivative expense	7,832,566	-
Change in fair value of derivative liabilities	1,907,790	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	54,182	(54,182)
Increase (Decrease) in:
Accounts payable and accrued expenses	(41,018)	75,723
Accrued interest payable	710	-
Net Cash Used in Operating Activities	(701,288)	(801,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on loans payable - related parties	(26,884)	(8,547)
Proceeds from loans payable - other	100,000	-
Proceeds from issuance of convertible notes	600,000	-
Payment of debt issue costs in cash	(15,500)	-
Proceeds from issuance of common stock	-	857,022
Net Cash Provided By Financing Activities	657,616	848,475

Net Increase (Decrease) in Cash	(43,672)	47,195

Cash and Cash Equivalents - Beginning of Year/Period	127,259	80,064

Cash and Cash Equivalents - End of Year/Period	$83,587	$127,259

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$700,000	$-
Original issue discount	120,000
Conversion of common stock payable to common stock	-	$347,064

See accompanying notes to financial statements.

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

Note 1 Basis of Presentation and Nature of Operations (Restated)

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

The Company was organized to produce and sell energy saving and environmentally friendly lighting products. The Company is a leader in innovating environmentally friendly, safer light bulbs, lamps, lighted magnifying mirrors and commercial and industrial lighting products. Unlike other compact fluorescent light (CFL) bulbs, ClearLite® CFLs shine with the kind of natural light people want. The company offers a variety of CFLs in different shades of natural white, each with outstanding safety  and “green” features. Currently, the Company utilizes the services of multiple third party manufacturers to produce the Company’s product line.  The Company recorded its first sales during 2008. Accordingly, prior to 2008 the Company was classified a development stage enterprise.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.  TAG Industries, Inc. has remained the accounting acquirer through the reverse acquisition discussed.

See Note 11 which discusses the Company’s restatement as it pertains to the period ended July 31, 2009.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and valuation allowances on deferred income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Derivative Financial Instruments (Restated)

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At July 31, 2009 and December 31, 2008, the Company had a derivative liability of $10,440,256 and $0, respectively.

Warrants and Derivative Liabilities (Restated)

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

Segment information

During the period and year ended July 31, 2009 and December 31, 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon delivery of products to shipping port.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s product line.  Costs include product development, packaging and print production costs incurred by the Company’s third party manufacturer.

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Note 3 Going Concern and Liquidity (Restated)

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $11,634,996 and net cash used in operations of $701,288 for the Period January 1, 2009 to July 31, 2009; and has a working capital deficit of $10,468,316, and a stockholders’ deficit of $10,613,082 at July 31, 2009.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company believes that the utilization of its unique product lines will provide future positive cash flows.

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

(B)	Loans Payable – Other (Restated)

On March 31, 2009, the Company issued a loan of $100,000.  The loan bears interest at Prime plus one percent. The note is unsecured and due on demand.  This loan was paid in full on November 6, 2009.

a.
The loan is subject to voluntary conversion if, at any time after closing, a reverse acquisition with a public shell company, the Company completes a private placement (“new financing”) of private placement offering of an aggregate amount of $500,000. The holder will obtain all the rights granted within such offering.  Reference NOTE 5 (C) for further discussion of the terms of the new financing.

b.	In connection with the voluntary conversion, the Company has determined that fair value is applicable.

c.	The Company computed the fair value of the conversion feature and the potential warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term	2-5 years
Risk free interest rate	0.88% - 2.46%

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

d.
The Company classified the conversion feature and 400,000 Series “A” and 400,000 Series “B” warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.

(C)	Convertible Debt with Series A and B Warrants (Restated)

1.	During the period ended July 31, 2009, the Company issued $720,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $600,000.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 2,400,000 shares of common stock.
c.	The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.
d.	Noteholder received Series “A” and Series “B” warrants
i.	The Noteholder is entitled to 1 Series “A” and 1 Series “B” warrant for each convertible share
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years
iv.	As a result, the Company issued 2,400,000 Series “A” warrants and 2,400,000 Series “B” warrants

2.
In connection with the adoption of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-05”) on January 1, 2009 (ASC 815-40-15), the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815-40-25).

The Company measured the fair value of the outstanding convertible features and warrants using a Black-Scholes valuation model based upon the effectiveness of EITF 07-5 (ASC 815-40-15), if effective, would have established a commitment date since these conversion features and warrants were not indexed to the Company’s own stock.

As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

Fair value at the issuance dates for conversion feature and warrants issued during the period January 1, 2009 to July 31, 2009:	$8,532,567
Mark to market adjustment at July 31, 2009:	1,907,790
Derivative liability balance at July 31, 2009	$10,440,357

The Company recorded the fair value of the derivative liabilities to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense for the January 1, 2009 to July 31, 2009 in the amount of $7,832,567.  The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which EITF 07-5 (ASC 815-40-15), if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.88% - 2.46%

Mark to Market

At July 31, 2009, the Company remeasured the embedded conversion feature and warrants, and recorded a fair value adjustment of $1,907,790.  The following management assumptions were considered:

July 31, 2009:

Exercise price	$0.30 - $0.60
Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	1.13 - 2.53%
Expected life of conversion features	1.67 - 1.81
Expected life of Series “A” and “B”warrants in years	4.67 – 4.82

(D)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs totaling $15,500.  During the period January 1, 2009 to July 31, 2009, the Company amortized $3,772.

Note 6 Fair Value (Restated)

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

      The levels of fair value hierarchy are as follows:
•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended July 31, 2009 and December 31, 2008, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009
Derivative Liabilities	$-	$-	$10,440,356	$10,440,356

Total	$-	$-	$10,440,356	$10,440,356

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

There were no financial instruments accounted for at fair value at December 31, 2008.

Note 7 Stockholders’ Equity (Deficit)

(A)	Common Stock

For the Year Ended December 31, 2008

On January 2, 2008, the Company issued 5,944,273 common shares to three consultants for services rendered, having a fair value of $500,000 ($0.08/share).  Fair value was based upon recent cash offerings to third parties.

On January 2, 2008, the Company executed a 25,000 to 1 forward split of the Company’s common stock. All share and per share amounts were retroactively restated.

On June 13, 2008, the Company issued 14,890,403 shares of common stock for proceeds of $1,204,086 ($0.08/share).

For the Period Ended July 31, 2009

On April 21, 2009, the Company issued 100,000 common shares to a consultant for services rendered, having a fair value of $101,000 ($1.01/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On July 15, 2009, the Company issued 150,000 common shares in connection with certain convertible debt holders waiving their underlying registration rights on their convertible debt. The fair value of these stock issuances was $151,500 ($1.01/share), based upon the quoted closing trading price of the Company’s common stock.

On July 31, 2009, the Company issued 300,000 common shares to a consultant for services rendered, having a fair value of $375,000 ($1.25/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On July 31, 2009, the Company issued 300,000 common shares to the Company’s new Chief Financial Officer as a sign on bonus, having a fair value of $375,000 ($1.25/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

Note 8 Income Taxes (Restated)

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $706,000 at July 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Amortization of debt issuance costs, amortization of debt discounts, and changes in accrued payroll liabilities.

Significant deferred tax assets at July 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforward	$566,000	$300,000
Amortization of debt discount and debt issue costs	65,000	-
Accrued salary	6,000	6,000
Total deferred tax assets	637,000	306,000
Less: valuation allowance	(637,000)	(306,000)
Deferred tax asset - net	$-	$-

The valuation allowance at December 31, 2008 was approximately $306,000. The net change in valuation allowance during the year ended July 31, 2009 was an increase of approximately $331,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2009.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2009 and December 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

	2009	2008

Expected tax expense (benefit) – Federal	$(3,738,000)	$(470,000)
Expected tax expense (benefit) – State	(640,000)	(80,000)
Non-deductible stock compensation	377,000	373,000
Non-deductible meals and entertainment	5,000	11,000
Derivative Expense	2,947,000	-
Change in fair value of derivative expense	718,000	-
Change in Valuation Allowance	3,996,000	166,000
Actual tax expense (benefit)	$-	$-

Note 9 Concentrations

The Company had the following concentrations:

(A)	Accounts Receivable

Customer	July 31, 2009	December 31, 2008
A	-%	100%

(B)	Sales

Customer	July 31, 2009	For the Year Ended December 31, 2008
A	-%	100%

(C)	Accounts Payable

Vendor	July 31, 2009	December 31, 2008
A	-%	30%

(D)	Purchases

Vendor	July 31, 2009	December 31, 2008
A	-%	100%

Note 10 Commitments and Contingencies

Litigations, Claims and Assessments

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

Note 11 Restatement

During November 2009, the Company discovered material errors associated with the financial statements issued for the period January 1, 2009 to July 31, 2009.

The Company identified conversion features embedded within the convertible notes as well as detachable stock purchase warrants containing ratchet provisions that require the Company to apply fair value accounting. The Company determined that the embedded conversion features and warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815-40-25).  At issuance, the Company recorded the embedded conversion features and warrants at fair value as a derivative liability.  At each balance sheet date, the Company marks the derivative to market value.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated	Adjustment	As Previously Reported
Loans payable – other – net of debt discount	$16,712	$(83,288)	$100,000
Derivative liability	$10,440,356	$10,440,356	$-
Accumulated deficit	$(13,475,328)	$(9,757,068)	$(3,718,260)
Total stockholders’ deficit	$(10,613,082)	$(10,357,068)	$(256,014)
Derivative expense	$9,740,356	$9,740,356	$-
Interest expense	$329,227	$16,712	$312,515
Net Loss	$(11,634,996)	$(9,757,068)	$(1,877,928)
Net loss per share- Basic and Diluted	$(0.23)	$(0.19)	$(0.04)

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

Note 12 Subsequent Events

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

Clear-Lite Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2009 (Restated) and December 31, 2008

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

On October 1, 2009, the Company issued 4,350,000 shares of the Company’s common stock to consultants for services rendered, having a fair value of $3,306,000 ($0.76/share), based upon the quoted closing trading price.

(C)	Stock Purchase Warrant Issuance

On October 1, 2009, the Company granted 2,425,000 stock purchase warrants with an exercise price of $0.30 per stock purchase warrant to a consultant for services rendered, having a fair value of $2,381,156.

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

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Thomas J. Irvine	60	Chairman/President/CEO/Secretary	April 15, 2009
Lisa A. Niedermeyer	33	Senior VP Marketing	April 15, 2009
David S. Briones	33	Chief Financial Officer	August 3, 2009

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

Thomas J. Irvine – Chairman of the Board and Chief Executive Officer

Thomas J. Irvine, age 60, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005. Prior to this, he was the President  & C.E.O. of Reusable Technologies, Inc., which he founded with Lisa Niedermeyer. At Reusable Technologies, they helped license and create the original packaging designs and marketing strategies for the Honeywell Brand of Energy Saver CFLs. He has over 35 years experience running retail and commercial sales and marketing organizations, spending over 25 of those years with Fine Sales Corp, a leading sales agency for SHARP Electronics, helping build their business to over $220 million in sales. In addition, Mr. Irvine served as Regional Sales Manager of Electronics for SONY Corp., General Manager of a leading electronics importer, and National Sales Manager for a record company. Together with Lisa Niedermeyer, they conceived and developed Clear Color Technology(R), ClearLite(R), ArmorLite(R) and all their current trademarks and designs.  Mr. Irvine attended McMaster University where he earned his Bachelor of Arts degree in Business in 1971.

Lisa A. Niedermeyer – Senior Vice President of Marketing

Lisa A. Niedermeyer, age 33, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005.  Prior to this, Mrs. Niedermeyer was the Vice President of Marketing for Reusable Technologies, Inc. She has 10 years experience in market research, trademark development, package, and collateral design. While at Reusable Technologies, Lisa worked closely with Energy Star on product approvals and rebate programs for retailers, as well as coordinating all trade shows, TV commercial production and advertising. She helped Reusable Technologies acquire one of the most extensive listings for CFLs on the Energy Star site under the PRO-IMAGE & Honeywell Brands. In addition, she was Vice President of Marketing at Fine Sales Corp (a sales and marketing agency with over $220 million in revenue) and helped manage all company marketing activities.  Mrs. Niedermeyer was educated at Florida Atlantic University (FAU) and the Academy of Art University.

David S. Briones - Chief Financial Officer

David S. Briones, age 33, currently manages the Public Company and Hedge Fund practices at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performs audit services, outsourced CFO functions, and/or consults clients through SEC comment periods particularly through application of complex accounting principles for a public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.  Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked for the MONY Group, Prudential Financial, and MetLife initial public offerings.  Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.

FAMILY RELATIONSHIPS

Lisa A. Niedermeyer our Senior Vice-President of Marketing is the daughter of our Chairman, President, Chief Executive Officer, and Secretary Thomas J. Irvine.

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

(1)  On July 31, 2009, in accordance with the Bartolomei Pucciarelli, LLC agreement, the company issued Mr. David S. Briones, the company's Chief Financial Officer, 300,000 shares as a signing bonus.

EMPLOYMENT CONTRACTS

Pursuant to a two year employment agreement, dated July 31, 2009 (the “Employment Agreement”), Mr. David S. Briones was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. The Company also has a consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 300,000 of our common shares which vested immediately.

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

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (1)
Common	Thomas J. Irvine, Chairman and Chief Executive Officer (2)	7,500,000	(4)	14.4%
Common	Lisa A. Niedermeyer, Senior Vice President of Marketing (3)	3,750,000		7.2%
Common	David S. Briones, Chief Financial Officer(5)	300,000		Less than 1%

	All officers, directors and 5% holders as a group (2 persons)	11,550,000		22%

(1)	The percentages listed in the percent of class column are based upon 51,944,528 issued and outstanding shares of Common Stock.
(2)	Thomas J. Irvine, 102 NE 2nd Street #400, Boca Raton, Florida 33432.
(3)	Lisa A. Niedermeyer, 102 NE 2nd Street #400, Boca Raton, Florida 33432.
(4)	Held by Thomas J. Irvine as Trustee of the Thomas J. Irvine Revocable Trust
(5)	David S. Briones, 2564 Brunswick Pike, Lawrenceville, NJ 08648

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.  Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended July 31, 2009 and 2008 were approximately $45,000 and $30,000, respectively.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas J. Irvine
31.2	Rule 13a-14(a)/15d-14(a) certification of David S. Briones
32.1	Certification pursuant to 18 USC, section 1350 of Thomas J. Irvine
32.2	Certification pursuant to 18 USC, section 1350 of David S. Briones

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Dated: February 10, 2010	By:	/s/ Thomas J. Irvine
Chairman, President, Chief Executive Officer, and Secretary
(Principal Executive Officer)

Dated: February 10, 2010	By:	/s/ David S. Briones
David S. Briones
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)