Form 10-Q
period 2010-01-31
CLEAR-LITE HOLDINGS, INC.
filed 2010-03-17
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

As of March 17, 2010, there were 59,544,531 shares of the registrant’s common stock issued and outstanding.

CLEAR-LITE HOLDINGS, INC.
FORM 10-Q
January 31, 2010

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Control and Procedures	29

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURE

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009

Clear-Lite Holdings, Inc. and Subsidiary
Balance Sheets

Item 1. Financial Statements.

	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$1,069	$83,587
Accounts receivable	644	-
Prepaid expenses	614,191	-
Total Current Assets	615,904	83,587

Equipment - net	12,826	-

Debt issue costs - net	53,163	11,728

Total Assets	$681,893	$95,315

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$58,164	$61,816
Loans payable - related parties	40,187	32,309
Note payable - other - net of debt discount	-	16,712
Accrued interest payable	-	710
Derivative liabilities	18,552,898	10,440,356
Total Current Liabilities	18,651,249	10,551,903

Convertible notes payable - net of debt discount	784,360	156,493

Total Liabilities	19,435,609	10,708,396

Stockholders' Deficit

Preferred Stock, $0.001 par value, 5,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
58,744,531 and 51,944,528 shares issued and outstanding	58,744	51,945
Additional paid in capital	12,995,932	2,810,302
Accumulated deficit	(31,808,392)	(13,475,328)
Total Stockholders' Deficit	(18,753,716)	(10,613,081)

Total Liabilities and Stockholders' Deficit	$681,893	$95,315

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2010 (Unaudited) (Consolidated)	January 31, 2009	January 31, 2010 (Unaudited) (Consolidated)	January 31, 2009

		(Unaudited)		(Unaudited)

Sales	$152,821	$566,080	$457,934	$610,146

Cost of sales	119,832	310,802	338,585	336,747

Gross profit	32,988	255,278	119,349	273,399

General and administrative expenses	3,237,828	383,344	9,103,878	573,704

Loss from operations	(3,204,840)	(128,066)	(8,984,529)	(300,305)

Other income (expense) - net
Other income	710	-	13,270	48
Interest expense	(557,617)	(493)	(729,720)	(593)
Change in fair value of derivative liability	4,707,922	-	2,596,900	-
Derivative expense	1,012,770	-	11,228,987	-
Total other expense - net	3,138,245	(493)	(9,348,537)	(545)

Net income/(loss)	$(66,595)	$(128,559)	$(18,333,066)	$(300,850)

Net Loss per Share - Basic and Diluted	(0.00)	(0.00)	(0.33)	(0.01)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	57,472,789	51,094,528	55,450,506	51,094,528

Clear-Lite Holdings, Inc. and Subsidiary
Statements of Cash Flows
(unaudited)

	Six Months Ended
	January 31, 2010	January 31, 2009
	(Consolidated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,333,066)	$(300,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	18,564	-
Amortization of debt discount	711,155	-
Depreciation	453
Stock issued for services	5,311,000	140,177
Warrants issued for services	2,852,383	-
Change in fair value of derivative liability	(2,596,900)
Derivative expense	11,228,987	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	(14,691)	-
Accounts receivable	(644)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	(3,652)	48,602
Accrued interest payable	(710)	-
Net Cash Used in Operating Activities	(827,121)	(112,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,277)	-
Net Cash Used in Investing Activities	(13,277)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans payable - related parties	(12,121)	(19,333)
Proceeds from loans payable - related party	20,000	-
Proceeds from issuance of convertible notes	910,000	-
Repayment of convertible note with embedded derivative	(100,000)
Payment of debt issue costs in cash	(60,000)	-
Net Cash Provided By Financing Activities	757,879	(19,333)

Net Increase (Decrease) in Cash	(82,518)	(131,404)

Cash and Cash Equivalents - Beginning of Period	83,587	203,277

Cash and Cash Equivalents - End of Period	$1,069	$71,873

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$910,000	$-
Original issue discount	$182,000	$-
Issuance of stock for future services	$599,500	$-
Reclassification of derivative liability to additional paid in capital	$1,429,545	$-

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Note 1 Basis of Presentation and Nature of Operations

Nature of operations

Clear-Lite Holdings, Inc. ("ClearLite"), (formerly known as AirtimeDSL) is a Nevada corporation incorporated on December 28, 2006.  On April 15, 2009, ClearLite acquired TAG Industries, Inc. (the "Company," "TAG") a Florida corporation incorporated on July 15, 2005.  See Note 4 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. ClearLite has a July 31 fiscal year end.

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
January 31, 2010
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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at January 31, 2010 and July 31, 2009, respectively.

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

At January 31, 2010 and July 31, 2009, the Company did not record an allowance for doubtful accounts.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs and recorded a debt discount in connection with raising funds through the issuance of convertible debt during 2009.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Original Issue Discount

For certain convertible debt issued in 2009 and 2010, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

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

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
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
January 31, 2010
(unaudited)

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s products.  Costs include product development, packaging and print production incurred by the Company’s third party manufacturer.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the three months ended January 31, 2010 and 2009 was $35,430 and $6,009, respectively. Advertising expense for the six months ended January 31, 2010 and 2009 was $52,326 and $11,646, respectively.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as a component of general and administrative expense.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the quarter ended January 31, 2010 and for the year ended July 31, 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	January 31, 2010	July 31, 2009

Convertible notes	6,040,000	2,400,000

Stock warrants	23,556,344	13,891,694

Total common stock equivalents	29,596,344	16,291,694

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Recent accounting pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $18,333,066 and net cash used in operations of $827,121 for the six months ended January 31, 2010; a working capital deficit of $18,035,345, and has and a stockholders’ deficit of $18,753,716 at January 31, 2010.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

In response to these problems, management has taken the following actions:

●	Raising additional capital through convertible note offerings and bridge loans;

●	The Company is signing up new international logistic, distribution, and fulfillment partners;

●	Reviewing opportunities to diversify into other environmentally friendly product lines; and

●	The Company has re-commenced sales during August 2009.

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

The Company is indebted to an officer, director and shareholder for cash advances and unreimbursed expenses incurred on its behalf. The Company owed $40,187 and $32,309 at January 31, 2010 and July 31, 2009, respectively. These loans are unsecured, non-interest bearing and due upon demand.

(B)	Loans Payable – Other

On March 31, 2009, the Company issued a loan of $100,000.  The loan bears interest at Prime plus one percent. The note was unsecured and due on demand.  This loan was repaid in full on November 6, 2009, the time of repayment, the Company fully amortized the remaining debt discount on the note ($40,548) and the Company marked to market the derivative liability, then took that balance and reclassified the balance of the derivative liability ($1,429,545) to additional paid in capital.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

a.
The loan is subject to voluntary conversion if, at any time after closing, a reverse acquisition with a public shell company, the Company completes a private placement ("new financing") of private placement offering of an aggregate amount of $500,000. The holder will obtain all the rights granted within such offering.

b.	In connection with the voluntary conversion, the Company has determined that fair value is applicable.

c.	The Company computed the fair value of the conversion feature and the potential warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319% - 354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.81% - 2.53%

d.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 5(C) (3) for valuation and expense.

(C)	Convertible Debt and Warrants

1.	During the period ended July 31, 2009, the Company issued $720,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $600,000. These notes are secured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 2,400,000 shares of common stock.
c.	The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

d.	Note holder received Series “A” and Series “B” warrants

i.	The Note holder is entitled to 1 Series “A” and 1 Series “B” warrant for each convertible share.
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years.
iv.	As a result, the Company issued 2,400,000 Series “A” warrants and 2,400,000 Series “B” warrants.

2.
During the six months ended January 31, 2010, the Company issued $1,092,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $910,000.  These notes are unsecured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.

b.	The notes are convertible at $0.30 per share, or 3,640,000 shares of common stock.

c.	The Notes contain a provision in which the conversion price will be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.

d.	Note holder received Series “A” and Series “B” warrants

i.	The Note holder received 1 Series “A” and 1 Series “B” warrant for each convertible share
ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years
iv.	As a result, the Company issued 3,640,000 Series “A” warrants and 3,640,000 Series “B” warrants

e.
The Company has determined that fair value accounting is applicable. The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.

f.	The Company computed the fair value of the conversion feature and the warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319-354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.74% - 2.51%

3.
The Company identified conversion features embedded within the convertible notes and warrants previously granted. The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the "Embedded Derivative"), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At the commitment date, the Company originally recorded these debt instruments as conventional convertible debt.  However, the Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company marks these derivative financial instruments to fair value. As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Fair value at the commitment date for convertible notes and warrants issued during the period January 1, 2009 to July 31, 2009	$8,532,567
Fair value mark to market adjustment at July 31, 2009	1,907,790
Derivative liability balance at July 31, 2009	10,440,357
Fair value at the commitment date for convertible notes and warrants issued during the six months ended January 31, 2010	22,579,344
Fair value mark to market adjustment at January 31, 2010	(2,596,900)
Subtotal	19,982,445
Reclassification of note due to repayment	(1,429,545)
Derivative liability balance at January 31, 2010	$18,552,899

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense for the three and six months ended January 31, 2010 in the amounts of $1,012,770 and $11,228,987, respectively.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.86% - 2.38%

Mark to Market

At July 31, 2009, and January 31, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $1,907,790 and $(2,596,900), respectively.  The following management assumptions were considered:

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

July 31, 2009:

Exercise price	$0.30 - $0.60
Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	1.13 - 2.53%
Expected life of conversion features in years	1.67 - 1.81
Expected life of warrants in years	4.67 – 4.82

January 31, 2010:

Exercise price	$0.30 - $0.60
Expected dividends	0%
Expected volatility	354%
Risk fee interest rate	0.86 - 2.38%
Expected life of conversion features in years	1.16 – 1.84
Expected life of warrants in years	4.16 – 4.84
Expected forfeitures	0%

Note 6 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the six months ended January 31, 2010 and the year ended July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at January 31, 2010

Derivative Liabilities	$-	$18,552,898	$-	$18,552,898

Total	$-	$18,552,898	$-	$18,552,898

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009

Derivative Liabilities	$-	$10,440,356	$-	$10,440,356

Total	$-	$10,440,356	$-	$10,440,356

(D)	Debt Issuance Costs

During the period ended July 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $15,500.  During the period January 1, 2009 to July 31, 2009, the Company amortized $3,772.

During the three and six months ended January 31, 2010, in connection with raising convertible debt, the Company paid debt issue costs totaling $0 and $60,000, respectively.  During the three and six months ended January 31, 2010, the Company amortized $11,141 and $18,564, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Total debt issue costs are as follows:

Debt issue costs – net – July 31, 2009	$11,728
Debt issue costs paid - 2010	60,000
Amortization of debt issue costs - 2010	(18,565)
Debt issue costs – net - January 31, 2010	$53,163

Note 7 Stockholders’ Equity (Deficit)

(A)	Common Stock

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

For the Six Months Ended January 31, 2010

On October 1, 2009, the Company issued 4,550,000 common shares for services rendered by employees and strategic partners, having a fair value of $3,458,000 ($0.76/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On January 31, 2010, the Company issued 2,250,000 common shares to strategic partners for services rendered, having a fair value of $2,452,500 ($1.09/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

(B)	Warrants Issued for Services

For the six months ended January 31, 2010, the Company granted 3,384,650, five year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.30.  The Company granted these warrants to key employees and strategic partners.

The Company determined the fair value of these warrants was $2,852,385, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319-354%
Expected term	5 years
Risk free interest rate	2.31-2.49%

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	9,091,694	$0.25
Granted	4,800,000	$0.45
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2009	13,891,694	$0.32
Exercisable - July 31, 2009	13,891,694	$0.32
Granted	9,664,650	$0.41
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2010	23,556,344	$0.36
Exercisable – January 31, 2010	23,556,344	$0.36

Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $0.60	23,556,344	4.24 years	$0.36	23,556,344	$0.36

At January 31, 2010 and July 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $17,274,596 and $13,012,694, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Note 8 Concentrations

The following concentrations are reported as of January 31, 2010 and 2009:

(A)	Accounts Receivable

Customer	2010	2009
A	100%	-%

(B)	Sales

Customer	2010	2009
A	66%	-%
B	34%	100%

(C)	Accounts Payable

Vendor	2010	2009
A	-%	-%

(D)	Purchases

Vendor	2010	2009
A	30%	9%
B	68%	-%
C	-%	43%
D	-%	31%
E	-%	17%

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

●	300,000 shares of the Company’s common stock (see Note 6(A)).

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2010
(unaudited)

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of January 31, 2010 and March 15, 2010, the date the financial statements were issued.

Convertible Debt

On February 26, 2010, the Company issued a $100,000 convertible note with a maturity on November 26, 2010 and bearing interest at 8% per annum for cash proceeds of $100,000. The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company has analyzed the contract and has concluded that a derivative liability exists. The Company is in the process of determining the fair value of the derivative liability at issuance.

Conversion of Convertible Promissory Notes to Common Stock

On March 15, 2010, two convertible promissory notes, each with a face value of $120,000, were converted into 800,000 shares of the Company’s common stock.  The conversion price per share was equal to $0.30.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute "forward-looking statements". Forward-looking statements may also be made in Clear-Lite’s other reports filed with or furnished to the United States Securities and Exchange Commission (the "SEC") and in other documents. In addition, from time to time, Clear-Lite through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Clear-Lite undertakes no obligation to update or revise any forward-looking statements.

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

Results of Operations
Summary Income Statement for the six months ended January 31, 2009 and 2008.

	January 31, 2010	January 31, 2009
Sales	$457,934	$610,146
Gross profit	$119,349	$273,399
General and administrative expenses	$9,103,878	$573,704
Interest expense	$(729,720)	$(593)
Derivative expense	$(11,288,987)	$-
Change in fair value of derivative liability	$2,596,900	$-
Net loss	$(18,333,066)	$(300,850)
Loss per Share	$(0.33)	$(0.01)

For the six months ended January 31, 2010 as compared to the six months ended January 31, 2009, the Company reported a net loss of $(18,333,066), or $(0.33) per share and a net loss of $(300,850) or $(0.01) per share, respectively. The change in net loss between periods was primarily attributable to four significant events:  The Company prepared for and completed a reverse acquisition with a public company on April 15, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments. As management prepared for this event, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the Company’s product line, resulting in a more comprehensive product being offered to the marketplace.  Throughout 2009, the Company raised capital through several convertible note offerings.  Embedded within the terms of each note offerings were terms that the Company had to account for at fair value, resulting in tremendous non-cash expenses.  Finally,   the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.

Sales: Sales decreased $152,212 during the six months ended January 31, 2010, down from $610,146 during the six months ended January 31, 2009. The decrease in sales is attributable to the Company halting sales in order to complete product enhancements and change focus from completing the reverse acquisition with a public company toward establishing a position in the marketplace. The Company re-commenced sales in August of 2009.

Gross profit: Gross profit decreased $154,050 during the six months ended January 31, 2010, down from $273,399 during the six months ended January 31, 2009.  The decrease in gross profit is reflective of decreased sales since the Company re-entered the marketplace.

General and Administrative Expense: General and administrative expenses increased $8,529,639 to $9,103,878 during the six months ended January 31, 2010, up from $573,704 during the six months ended January 31, 2009.  The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of approximately $8,023,000, an increase in salaries and wages and related payroll expenses of approximately $142,000, an increase in travel related expenses of approximately $55,600, a increase in insurances of approximately $59,000, an increase in consulting and professional fees of approximately $126,000, an increase in promotional expenses of approximately $40,700, and an increase in commissions of approximately $43,000.

Interest expense: Interest expense increased by approximately $729,662 to $729,720 for six months ended January 31, 2010 as compared to $593 during the six months ended January 31, 2009.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Change in fair value on derivative liability:  Throughout 2009, the Company raised capital through a convertible note offering.  Embedded within the terms of the note offering were terms that the Company had to account for at fair value, resulting in tremendous non-cash expenses.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(18,333,066) during the six months ended January 31, 2010, and as of that date, the Company had a working capital deficit of $18,035,345 and an accumulated deficit of $(18,753,716). Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

• Raising additional capital through convertible note offerings.

• The Company recommenced sales during August of 2009.

• Continuing to increase brand awareness for the Company’s product lines.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Summary Income Statement for the three months ended January 31, 2010 and 2009.

	January 31, 2010	January 31, 2009
Sales	$152,821		$566,080
Gross profit	$32,988		$255,278
General and administrative expenses	$3,237,828		$383,344
Interest expense	$(557,617)		$493
Derivative expense	$1,012,770	$
Change in fair value of derivative liability	$(4,707,922)		$-
Net loss	$(66,595)		$(128,559)
Loss per Share	$(0.00)		$(0.00)

For the three months ended January 31, 2010, as compared to the three months ended January 31, 2009, the Company reported a net loss of $(66,595), or $(0.00) per share and a net loss of $(128,559) or $(0.00) per share, respectively. The change in net loss between periods was primarily attributable to four significant events:  The Company prepared for and completed a reverse acquisition with a public company on April 15, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments. As management prepared for this event, significant time, effort and focus was shifted from marketing the product line to completing the transaction and establishing proper controls for a publicly traded company.  During this period, management also enhanced the company’s product line, resulting in a more comprehensive product being offered to the marketplace.  Throughout 2009, the Company raised capital through several convertible note offerings.  Embedded within the terms of each note offerings were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.  Finally,   the economic marketplace significantly declined during the fourth quarter of 2008 and during the period January 1, 2009 through July 31, 2009.  As a result, sales declined significantly.

Sales: Sales decreased $413,259 during the three months ended January 31, 2010, down from $566,080 during the three months ended January 31, 2009.  The decrease in sales is attributable to the Company completing product enhancements and changing focus from completing the reverse acquisition with a public company toward establishing a position in the marketplace. The Company re-commenced sales in August of 2009.

Gross profit: Gross profit decreased $222,290 during the three months ended January 31, 2010, down from $255,278 during the three months ended January 31, 2009.  The decrease in gross profit is reflective of decreased sales since the Company re-entered the marketplace.

General and Administrative Expense: General and administrative expenses increased $2,854,484 to $3,237,828 during the three months ended January 31, 2010, up from $383,344 during the three months ended January 31, 2009.  The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of approximately $2,600,00, an increase in salaries and wages and related payroll expenses of approximately $83,500, an increase in travel related expenses of approximately $20,600, a increase in insurances of approximately $6,000, an increase in consulting and professional fees of approximately $24,000, an increase in promotional expenses of approximately $29,000, and an increase in commissions of approximately $20,000.

Interest expense: Interest expense increased by $557,124 to $557,617 for three months ended January 31, 2010 as compared to $493 during the three months ended January 31, 2009.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Change in fair value on derivative liability:  Throughout 2009, the Company raised capital through a convertible note offering.  Embedded within the terms of the note offering were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2010 compared to July 31, 2009.

	January 31, 2010	July 31, 2009	Increase/ (Decrease)
Current Assets	$615,904	$83,587	$532,317
Current Liabilities	$18,651,249	$10,551,903	$8,099,346
Working Capital (Deficit)	$(18,035,345)	$(10,468,316)	$(7,567,029)

As of January 31, 2010, we had working capital deficit of $(18,035,345) as compared to a working capital deficit of $(10,468,316) as of July 31, 2009, a decrease of $(7,567,029). The decrease is primarily a result the recognition of derivative liabilities embedded in the company’s financial instruments, a decrease in cash of $82,518, offset by an increase in prepaid commission expense of $599,500.

Net cash used for operating activities for the six months ended January 31, 2010 was $(827,121). The Net loss for the six months ended January 31, 2010 was $(18,333,066).

Net cash used in investing activities for the six months ended January 31, 2010, was $13,277 as compared to $0 for the six months ended January 31, 2009.
Net cash obtained through all financing activities for the six months ended January 31, 2010 was $757,879 as compared to $0 for the six months ended January 31, 2009.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2010. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $95,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

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

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.  Significant amounts of our shares of common stock are issued as payment to employees and non-employees for services and periodically as consideration for acquisition of assets.  These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of our assets and expenses.  For historic fiscal years when there was not an observable active, liquid market for our shares, the valuation of the shares issued in a non-cash share payment transaction relied on observation of arms-length transactions where cash was received for our shares, before and after the non-cash share payment date.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended January 31, 2010.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended January 31, 2010.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On March 16, 2010, the Company’s Board of Directors, acting with full capacity and authority, obtained unanimous written consent in lieu of a special meeting of the Board of Directors to amend certain provisions of the Company’s bylaws, attached hereto as Exhibit 3.1.

•	Amended Article I, Section 1, to change the location of the Company’s principal corporate offices to Boca Raton, Florida;
•	Amended Article II, Section1, to change the time of the Company’s annual meeting;
•	Amended Article II, Section 3, to change the place of the Company’s annual meeting;
•	Amended Article III, Section 1, to change the number of directors sitting on the Company’s Board of Directors to a total of not less than one (1) or more than five (5);
•	Amended Article III, Section 12, to change the Company’s director compensation policy to allow for director compensation; and
•	• Amended Article IV, to change the Officer’s section to reflect the current management structure of the Company.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Document
3.1	Bylaws, Amended and Restated as of March 16, 2010

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Thomas J. Irvine, Principal Executive Officer of the Company.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of David Briones, Principal Financial Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Thomas J. Irvine, Principal Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. section 1350 of David Briones, Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Date: March 17, 2010	By:	/s/ Thomas J. Irvine
Thomas J. Irvine
Chief Executive Officer

	By:	/s/ David Briones
David Briones
Chief Financial Officer