Form 10-Q
period 2010-04-30
CLEAR-LITE HOLDINGS, INC.
filed 2010-06-21
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52877

CLEAR-LITE HOLDINGS, INC.
(Exact name of registrant in its charter)

Nevada	20-8257363
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

102 NE 2nd Street, PMB 400
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
Yes ☑  No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of June 21, 2010, there were 68,030,741 shares of the registrant’s common stock issued and outstanding.

CLEAR-LITE HOLDINGS, INC.
FORM 10-Q
April 30, 2010

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Control and Procedures.	20

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings.	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	(Removed and Reserved).	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22

SIGNATURE

Item 1. Financial Statements.

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 AND 2009

Page(s)
Consolidated Balance Sheets as of April 30, 2010 (Unaudited) and July 31, 2009 (Audited)	1

Consolidated Statements of Operations For the Three and Nine Months Ended – April 30, 2010 and April 30, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows For the Nine Months Ended – April 30, 2010 and April 30, 2009 (Unaudited)	3

Notes to the Consolidated Financial Statements (Unaudited)	4-15

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$52,969	$83,587
Prepaid expenses	599,500	-
Total Current Assets	652,469	83,587

Equipment - net	12,276	-

Debt issue costs - net	8,149	11,728

Total Assets	$672,894	$95,315

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$108,485	$61,816
Loans payable - related parties	10,525	32,309
Note payable - other - net of debt discount	506,482	16,712
Accrued interest payable	1,567	710
Derivative liabilities	5,701,153	10,440,356
Total Current Liabilities	6,328,212	10,551,903

Convertible notes payable - net of debt discount	127,920	156,493

Total Liabilities	6,456,132	10,708,396

Stockholders' Deficit

Preferred Stock, $0.001 par value, 5,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
68,030,741 and 51,944,528 shares issued and outstanding	68,031	51,945
Additional paid in capital	27,609,678	2,810,302
Accumulated deficit	(33,460,947)	(13,475,328)
Total Stockholders' Deficit	(5,783,238)	(10,613,081)

Total Liabilities and Stockholders' Deficit	$672,894	$95,315

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Sales	$-	$873	$457,934	$611,019

Cost of sales	-	-	338,585	336,747

Gross profit	-	873	119,349	274,272

General and administrative expenses	366,145	367,752	9,468,843	942,049

Loss from operations	(366,145)	(366,879)	(9,349,494)	(667,777)

Other income (expense) - net
Other income	-	-	12,627	48
Interest expense	(1,024,123)	(517)	(1,754,378)	(517)
Change in fair value of derivative liability	(124,883)	-	2,472,017	-
Derivative expense	(137,404)	-	(11,366,391)	-
Total other expense - net	(1,286,410)	(517)	(10,636,125)	(469)

Net loss	$(1,652,555)	$(367,396)	$(19,985,619)	$(668,246)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.35)	$(0.01)

Weighted Average Number of Common Shares Outstanding
During the Period - Basic and Diluted	61,455,067	51,105,764	57,432,945	51,098,191

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	April 30, 2010	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,985,619)		$(668,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	71,078		342
Amortization of debt discount	1,681,197		-
Depreciation	1,003		-
Stock issued for services	5,300,000		241,177
Warrants issued for services	2,852,383		-
Chainge in fair value of derivative liability	(2,472,017)		-
Derivative expense	11,366,391		-
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	-		(873)
Increase in:
Accounts payable and accrued expenses	46,669		42,973
Accrued interest payable	857		175
Net Cash Used in Operating Activities	(1,138,058)		(384,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,277)		-
Net Cash Used in Investing Activities	(13,277)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loans payable - related parties	(41,783)		(11,445)
Proceeds from loans payable - related party	20,000		-
Proceeds from issuance of convertible notes	1,110,000		500,000
Proceeds received from the exercise of warrants	200,000		-
Repayment of convertible note	(100,000)		-
Payment of debt issue costs in cash	(67,500)		(12,500)
Net Cash Provided By Financing Activities	1,120,717		476,055

Net Increase (Decrease) in Cash	(30,618)		91,603

Cash and Cash Equivalents - Beginning of Period	83,587		203,277

Cash and Cash Equivalents - End of Period	$52,969		$294,880

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-		$-
Interest	$-		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$1,110,000		$-
Original issue discount	$182,000		$80,000
Conversion of notes to common stock	$1,120,000		$-
Issuance of stock for future services	$599,500		$-
Cashless exercise of warrants	$5,604	$
Expiration of derivative liability and reclassification to additional paid in capital	$14,743,577		$-

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

Note 1 Nature of Operations

Nature of operations

Clear-Lite Holdings, Inc. (“the Company”) offers a broad range of energy saving and environmentally friendly lighting products.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions.

The financial information as of July 31, 2009 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2009, as presented in the Company’s Annual Report on Form 10-K. Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 31, 2010.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded a debt discount in connection with raising funds through the issuance of convertible debt during 2009 and 2010.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

Original Issue Discount

For certain convertible debt issued in 2009 and 2010, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

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

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives the choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

The computation of basic and diluted loss per share for the quarter ended April 30, 2010 and for the year ended July 31, 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:
	April 30, 2010	July 31, 2009
Convertible notes	5,946,666	2,400,000
Stock warrants	17,398,011	13,891,694
Total common stock equivalents	23,344,677	16,291,694

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” (“ASC 820“) to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other accounting guidance that has been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon their respective adoptions.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $19,985,619 and net cash used in operations of $1,138,058 for the nine months ended April 30, 2010; a working capital deficit of $5,675,743, and has and a stockholders’ deficit of $5,783,238 at April 30, 2010.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with additional funding from other traditional financing sources, including term notes and convertible notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	Raising additional capital through convertible note offerings;

•	the Company is signing up new international distributors;

•	The Company is attempting to develop increased brand awareness; and

•	The Company continues to develop new technologies in the hopes of bringing these additional technologies to market.

Note 4 Debt

(A)	Loans Payable – Related Parties

The Company is indebted to an officer, director and shareholder for cash advances and unreimbursed expenses. These loans are unsecured, non-interest bearing and due upon demand.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

(B)	Loans Payable – Other

On March 31, 2009, the Company executed a loan for $100,000.  The loan bore interest at Prime plus one percent. The loan was unsecured and due on demand.  This loan was repaid in full on November 6, 2009. At the time of repayment, the Company fully amortized the remaining debt discount on the note ($70,685) and the Company marked to market the derivative liability, then took that balance and reclassified the balance of the derivative liability ($1,429,545) to additional paid in capital.

a.
The loan was subject to voluntary conversion if, at any time after closing, a reverse acquisition with a public shell company, the Company completes a private placement (“new financing”) of private placement offering of an aggregate amount of $500,000. The holder will obtain all the rights granted within such offering.

b.	In connection with the voluntary conversion, the Company has determined that fair value is applicable.

c.	The Company computed the fair value of the conversion feature and the potential warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%-354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.81% - 2.53%

d.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 4(F) for valuation and expense.

(C)	Convertible Debt and Warrants

1.	During the period ended July 31, 2009, the Company issued $720,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $600,000. These notes are secured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.
b.	The notes are convertible at $0.30 per share, or 2,400,000 shares of common stock.
c.	The notes contain a ratchet provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share.
d.	Note holder received Series “A” and Series “B” warrants
i.	The Note holder is entitled to 1 Series “A” and 1 Series “B” warrant for each convertible share.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

ii.	Conversion price is $0.30 per share for Series “A” and $0.60 per share for Series “B”.
iii.	Expiration of 5 years.
iv.	As a result, the Company issued 2,400,000 Series “A” warrants and 2,400,000 Series “B” warrants.
e.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 4(F) for valuation and expense.

2.
During the nine months ended April 30, 2010, the Company issued $1,092,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $910,000.  These notes are unsecured.

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

f.	The Company computed the fair value of the conversion feature and the warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%-354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.74% - 2.51%

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

(D)	Conversion of Convertible Debt

During the nine months ended April 30, 2010, sixteen convertible noteholders converted the principal of their notes into shares of common stock.  The noteholders converted principal of $1,120,000 at a conversion rate of $0.30 into 3,733,333 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

(E)	Convertible Promissory Notes and Derivative Liability

During the period February 26, 2010 to April 15, 2010, the Company issued 3 convertible promissory notes with an aggregate principal of $200,000 maturing on November 26, 2010 and January 2011. These notes are unsecured and bear interest at 8%.  The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle.

(F)	Derivative Liability

The Company identified conversion features embedded within convertible debt, warrants and convertible promissory notes. The Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company marks these derivative financial instruments to fair value. As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Derivative liability balance at July 31, 2009	$10,440,357
Fair value at the commitment date for convertible notes and warrants issued during the nine months ended April 30, 2010	12,476,390
Fair value mark to market adjustment at April 30, 2010	(2,472,017)
20,444,730
Reclassification of derivative liability to additional paid in capital due to repayment or conversion	(14,743,577)
Derivative liability balance at April 30, 2010	$5,701,153

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense in the amount of $137,404 and $11,366,391 for the three and nine months ended April 30, 2010, respectively.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	508%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.41% - 2.38%

(G)	Mark to Market

At April 30, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $2,472,017.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	508%
Risk fee interest rate	0.41% - 2.38%
Expected life of conversion features in years	0.58 – 1.59
Expected life of warrants in years	3.98 – 4.60
Expected forfeitures	0%

(H)	Debt Issuance Costs

During the three and nine months ended April 30, 2010, in connection with raising convertible debt, the Company paid debt issue costs totaling $7,500 and $67,500, respectively.  During the three and nine months ended April 30, 2010, the Company amortized $52,514 and $71,079, respectively.

Total debt issue costs are as follows:

Debt issue costs – net – July 31, 2009	$11,728
Debt issue costs paid - 2010	67,500
Amortization of debt issue costs - 2010	(71,079)
Debt issue costs – net – April 30, 2010	$8,149

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

Note 5 Fair Value

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the nine months ended April 30, 2010 and the year ended July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at April 30, 2010
Derivative Liabilities	$-	$5,701,153	$-	$5,701,153
Total	$-	$5,701,153	$-	$5,701,153

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009
Derivative Liabilities	$-	$10,440,356	$-	$10,440,356
Total	$-	$10,440,356	$-	$10,440,356

Note 6 Stockholders’ Deficit

(A)	Common Stock

In addition to the common stock issuances described in Note 4 (D) (Conversions of convertible debt to common stock), the Company issued the following during the nine months ended March 31, 2010:

For the Nine Months Ended April 30, 2010

On October 1, 2009, the Company issued 4,550,000 common shares for services rendered, having a fair value of $3,458,000 ($0.76/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On January 31, 2010, the Company issued 2,250,000 common shares for services rendered and to be rendered, having a fair value of $2,452,500 ($1.09/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.  The Company immediately expensed $1,853,000 for issuances for services that had been rendered, and the Company recorded a prepaid asset in the amount of $599,500 for issuance for services that had yet to be rendered. The Company will expense the prepaid asset once the services are provided. Since there are circumstances that could prevent these issuances, these shares are not considered outstanding for purposes of computing earnings per share since these shares are contingently issuable.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
April 30, 2010
(Unaudited)

On March 18, 2010, the Company issued 100,000 common shares for services rendered, having a fair value of $103,000 ($1.03/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On April 30, 2010, the Company cancelled 150,000 common shares issued for services, having a fair value of $114,000 ($0.76/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock at issuance which was October 1, 2009.

(B)	Warrants Issued for Services

During the nine months ended April 30, 2010, the Company granted 3,384,650, five year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.30.

The Company determined the fair value of these warrants was $2,852,385, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319-354%
Expected term	5 years
Risk free interest rate	2.31-2.49%

(C)	Exercise of Warrants for Cash

During the nine months ended April 30, 2010, two warrant holders exercised a total of 1,333,334 warrants for 1,333,334 shares of the Company’s common stock at an exercise price of $0.15 per warrant.  The Company received gross proceeds of $200,000.

(D)	Exercise of Warrants on a Cashless Basis

During the nine months ended April 30, 2010, thirteen warrant holders exercised a total of 5,825,000 warrants for 4,269,545 shares of the Company’s common stock.  The warrant holders utilized the cashless exercise provision which enabled the warrant holders to exercise the warrants for shares of common stock without contributing cash at the stated exercise value.

Note 7 Subsequent Events

On June 17, 2010, the Company issued 1,500,000 shares of the Company’s common stock for gross proceeds of $150,000 ($0.10/share). The investor also received 1,500,000 5-year warrants with an exercise price of $0.10/share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Clear-Lite’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Clear-Lite through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Clear-Lite undertakes no obligation to update or revise any forward-looking statements.

Background

Clear-Lite Holdings Inc., through its TAG Industries Inc. subsidiary, sources products through global, high-quality, green-technology contract manufacturers and manufacturing outsourcing relationships in order to offer Earth-Friendly lighting products, generate cost efficiencies, deliver products faster, more cost efficiently, better serve customers as well as meet the needs of Eco-Friendly customers in targeted segments and geographical areas throughout the world. This ensures the efficient use of and return on capital.

To maintain our competitiveness, we continuously strive to improve our products, technology, manufacturing, and logistics. In addition, the company works with various parties to conduct product, research and development to help acquire access to intellectual property by way of licensing agreements, patents, trademarks, copyrights and trade secrets.

In addition, we sell our products and services through indirect sales channels and utilize the services of an extensive network sales and marketing agencies and related support groups.

Plan of Operation

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.

The Company, with the ClearLite(R) brand and private brands, sells energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and industrial/commercial (“I/C”) markets.

Our goal is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate. To do this, the Company will offer both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

We plan to focus on developing the following operational characteristics:

•	Rapid turnaround from concept to delivery; first to market;

•	Prompt, high quality, one-call customer service;

•	Highly informed sales people with great tips for greening;

•	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

•	Outsourced technical support and quality control.

All of the above will be supported by our logistics, distribution, and fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

Our plan of action over the next twelve months is to continue its operations to manufacture and distribute energy saving and environmentally friendly lighting products and raise additional capital financing, if necessary, to sustain operations.

Results of Operations

Summary Statements of Operations for the nine months ended April 30, 2010 and 2009.

	April 30, 2010 Unaudited	April 30, 2009 Unaudited
Sales	$457,934	$611,019
Gross profit	$119,349	$274,272
General and administrative expenses	$9,468,843	$942,049
Other expenses - net	$(10,636,125)	$(469)
Net loss	$(19,985,619)	$(668,246)
Net Loss per Common Share – Basic and Diluted	$(0.35)	$(0.01)

For the nine months ended April 30, 2010, as compared to the nine months ended April 30, 2009, the Company reported a net loss of $(19,985,619) or $(0.35) per share and a net loss of $(668,246) or $(0.01) per share, respectively. The change in net loss between periods was primarily attributable to the following:  decrease in sales by approximately $150,000, a significant increase in professional fees associated with compliance costs for a public company, increased share based compensation paid to strategic partners, significant increase in interest expense associated with the increase in debt financing, and derivative expenses and change in fair value of derivative liabilities.

Sales: Sales decreased $153,085 during the nine months ended April 30, 2010, down from $611,019 during the nine months ended April 30, 2009. The decrease in sales is attributable to the Company launching the Armorlite brand and attempting to build brand awareness. We have also experienced that few major retailers are currently willing to take on new vendors due to difficult economic climate.

Gross profit: Gross profit decreased $154,923 during the nine months ended April 30, 2010, down from $274,272 during the nine months ended April 30, 2009.  The decrease in gross profit is reflective of the decreased sales.

General and Administrative Expense: General and administrative expenses increased $8,526,794 to $9,468,843 during the nine months ended April 30, 2010, up from $942,049 during the nine months ended April 30, 2009.  The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of approximately $8,000,000, an increase in salaries and wages and related payroll expenses of approximately $259,374, an increase in travel related expenses of approximately $60,500, an increase in insurances of approximately $71,400, an increase in promotional expenses of approximately $40,100, and an increase in commissions of approximately $48,000.

Other expenses – net increased by $10,635,656.  The increase is primarily attributable to an increase in interest expense by approximately $1,753,861 to $1,754,378 for nine months ended April 30, 2010, as compared to $517 during the nine months ended April 30, 2009.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.  The increase is also attributable to the derivative expense ($11,366,391) and offset by the change in fair value of derivative liability in the amount of $2,472,017. Throughout the nine months ended April 30, 2010, the Company raised capital through a convertible note offering.  Embedded within the terms of the note offering were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.

Going Concern:  As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $(19,985,619) during the nine months ended April 30, 2010. As of that date, the Company had a working capital deficit of $5,675,743 and an accumulated deficit of $(33,460,947). Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

● Raising additional capital through convertible note offerings and stock purchase agreements;

● Working with several established vendors who already have placement with major retailers to gain product category entry, improve visibility, and generate meaningful sales volumes;

● Remaining committed to building the business and increasing awareness of our ArmorLiteTM product and other lighting products to the general public;

● Focusing on going global. The Company is focusing more time and effort on markets outside of the United States and Canada than before. If there is hesitancy in the US/Canada due to reluctance to add vendors in this difficult economic climate, then we believe our superior technology may be more welcome outside the US/Canada where one or more of these conditions may not hold to be true; and

● Licensing one or more marquee brands to establish product entry in select markets with strong potential growth.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Summary Statements of Operations for the three months ended April 30, 2010 and 2009.

	April 30, 2010 Unaudited	April 30, 2009 Unaudited
Sales	$-	$873
Gross profit	$-	$873
General and administrative expenses	$366,145	$367,752
Other expenses - net	$(1,286,410)	$(517)
Net loss	$(1,652,555)	$(367,396)
Net Loss per Common Share – Basic and Diluted	$(0.03)	$(0.01)

For the three months ended April 30, 2010, as compared to the three months ended April 30, 2009, the Company reported a net loss of $(1,652,555) or $(0.03) per share and a net loss of $(367,396) or $(0.01) per share, respectively. The change in net loss between periods was primarily attributable to significant increase, in interest expense associated with the increase in debt financing, and derivative expenses and change in fair value of derivative liabilities.

Sales: Sales decreased $873 during the three months ended April 30, 2010, down from $873 during the three months ended April 30, 2009.

Gross profit: Gross profit decreased $873 during the three months ended April 30, 2010, down from $873 during the three months ended April 30, 2009.

General and Administrative Expense: General and administrative expenses decreased $1,607 to $366,145 during the three months ended April 30, 2010, down from $367,752 during the three months ended April 30, 2009.

Other expenses – net increased by $1,285,893.  The increase is primarily attributable to an increase in interest expense by approximately $1,023,606 to $1,024,123 for nine months ended April 30, 2010, as compared to $517 during the three months ended April 30, 2009.  The increase is primarily attributable to the interest accrued on the Company’s convertible notes and loans payable, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.  The increase is also attributable to the derivative expense ($137,404) and  the change in fair value of derivative liability ($124,883):  Throughout the three months ended April 30, 2010, the Company raised capital through a convertible note offering.  Embedded within the terms of the note offering were terms that the company had to account for at fair value, resulting in tremendous non-cash expenses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2010 compared to July 31, 2009.

	April 30, 2010 (Unaudited)	July 31, 2009 Audited	Increase/ (Decrease)
Current Assets	$652,469	$83,587	$568,882
Current Liabilities	$6,328,212	$10,551,903	$(4,223,691)
Working Capital (Deficit)	$(5,675,743)	$(10,468,316)	$4,792,573

As of April 30, 2010, we had working capital deficit of $(5,675,743) as compared to a working capital deficit of $(10,468,316) as of July 31, 2009, an increase of $4,792,573. The increase is primarily a result the recognition of derivative liabilities embedded in the company’s financial instruments, a decrease in cash of $30,618, offset by an increase in prepaid expenses of $599,500.

Net cash used for operating activities for the nine months ended April 30, 2010, was $(1,138,058). The net loss for the nine months ended April 30, 2010, was $(19,985,619).

Net cash used for investing activities for the nine months ended April 30, 2010 was $(13,277), as compared to $0 for the nine months ended April 30, 2009.

Net cash obtained through all financing activities for the nine months ended April 30, 2010, was $1,120,717 as compared to $476,055 for the nine months ended April 30, 2009.

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

Critical Accounting Policies and Estimates

We have identified critical accounting principles that affect our unaudited consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals.  They are:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our consolidated financial statements have been prepared assuming we are a “going concern.”  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

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

Original Issue Discount - For certain convertible debt issued in 2009 and 2010, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our internal control over financial reporting was effective.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended July 31, 2009, filed with the SEC on November 16, 2009, and amended and restated on February 10, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended April 30, 2010.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended April 30, 2010.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

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

CLEAR-LITE HOLDINGS, INC.

Date: June 21, 2010	By:	/s/ Thomas J. Irvine
Thomas J. Irvine Chief Executive Officer
	By:	/s/ David Briones
David Briones Chief Financial Officer