Form 10-K
period 2010-07-31
CLEAR-LITE HOLDINGS, INC.
filed 2010-11-15
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52877

CLEAR-LITE HOLDINGS, INC.
(Name of registrant as specified in its charter)

Nevada	20-8257363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 NE 2nd Street, PMB 400 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 544-6966
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Issuer’s revenues for its most recent fiscal year were approximately $458,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on November 12, 2010, based on a closing bid price of $0.01 was approximately $783,008.18. As of November 15, 2010, the Registrant had approximately 89,850,818 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that, the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes or developments in laws, regulations or taxes in the lighting industry;

●	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in the lighting industry;

●	the failure to obtain or loss of any license or permit;

●	changes in our business and growth strategy, capital improvements or development plans;

●	the availability of additional capital to support our business plan; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Form 10-K.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

As used in this Annual Report, “we,” “us,” “our,” “ClearLite,” or the “Company” refers to Clear-Lite Holdings, Inc.

Overview

The Company was organized on December 28, 2006 under the laws of the State of Nevada under the name AirtimeDSL.  On April 15, 2009, we acquired TAG through a merger of our wholly owned subsidiary AirtimeDSL Acquisition Corporation.  The business of TAG became our main operations as the result of the merger.  On May 28, 2009, our Board of Directors filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Clear-Lite Holdings, Inc.

We focus on two profitable and high volume areas of the lighting industry, namely the Industrial/Commercial (“I/C”) and Retail Sectors.  In these sectors, we focus on two critical categories:  Energy Saving Light Bulbs and Portable Lamps and Lighting Fixtures.

Business Strategy

We are positioned as a green lighting alternative company that offers environmentally friendly lighting products.  Our Company, with the ClearLite(R) private label, and Original Equipment Manufacturing (“OEM”) brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.  Our mission is to provide society with innovative, energy saving and environmentally friendly lighting products to help improve the quality of life and satisfy customer needs by providing an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate.

We plan to focus on developing the following operational characteristics:

●	Rapid turnaround from concept to delivery; first to market;

●	Prompt, high quality, one-call customer service;

●	Highly informed sales people with great tips for greening;

●	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

●	Outsourced technical support and quality control.

All of the above will be supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as Electronics Data Interchange (“EDI”).

Background

Clear-Lite Holdings Inc., through its TAG Industries Inc. (“TAG”) subsidiary, sources products through global, high-quality, green-technology contract manufacturers and manufacturing outsourcing relationships in order to offer Earth-Friendly lighting products, generate cost efficiencies, deliver products faster, more cost efficiently, better serve customers as well as meet the needs of Eco-Friendly customers in targeted segments and geographical areas throughout the world. This ensures the efficient use of and return on capital.

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

We handle the day-to-day business through distribution and fulfillment partners and indirect channel strategic partners.  One of the significant advantages is the fact that these partners may already be a vendor to most of the leading accounts in the US, Canada and Mexico.  Developing these relationships and obtaining vendor numbers makes it significantly easier for a buyer to list our products.  We believe that these relationships and the fact that the fulfillment partner will be their customer will help us achieve targeted sales and profit goals.

Competition

Some companies have been very successful in focusing on energy saving technology.  Unlike many of our competitors, however, we will be a comprehensive solution provider of energy efficient natural lighting products for the I/C and retail sectors.  There is no assurance, however, that we will be able to compete successfully against present or future competitors or that competitive pressures faced by our Company will not have a material adverse effect on us.

Light Bulbs

Light bulbs include the following energy saving technologies, such as Compact Fluorescent Lamp (“CFL”), Cold Cathode Fluorescent Lamp (“CCFL”), Fluorescent, Halogen, and light-emitting diodes (“LED”).

Compact Fluorescent Lamp (“CFL”)

A CFL is a smaller version of a standard fluorescent lamp.  The main difference is that the CFL has its ballast in the base of the bulb, not the actual fixture. CFLs have the following advantages over incandescent light bulbs when used properly:

●	they last up to 10 times longer;

●	use about one quarter the energy;

●	produce 90% less heat; and

●	produce more light per watt.

Cold Cathode Fluorescent Lamp (“CCFL”)

A CCFL is one of the newest forms of CFL. Its advantages are as follows:

●	Instant-on, like an incandescent;

●	Compatible with timers, photocells, and most dimmers; and

●	Long life of approximately 15,000 - 50,000 hours.

CCFL's are a convenient transition-technology for those who are not comfortable with the short lag-time associated with ordinary CFLs. They are also an effective and efficient replacement for lighting that is turned on and off frequently with little extended use (e.g. a bathroom or closet). They are a great alternative for lights that need to flicker off and on frequently, like in Las Vegas.

Fluorescent Lamp

A Fluorescent Lamp is a gas-filled glass tube with a phosphor coating on the inside, normally with two pins that extend from each end. Gas inside the tube is ionized by electricity, which causes the phosphor coating to glow.  Fluorescent light bulbs have been traditionally a linear light source, but also come in u-shaped and circular. A fluorescent tube will not work without a ballast. Fluorescent bulbs last longer than incandescent.  The same advantages that apply to a CFL also apply to a fluorescent lamp.

Energy Saver Halogen

Energy Saver Halogen has a tungsten filament just like a regular bulb that you may use in your home.  It is filled, however, with halogen gas. When a lamp (one which produces light by heating a tungsten filament) operates, tungsten from the filament is evaporated into the gas of the bulb and deposited on the glass wall. The bulb "burns out" when enough tungsten has evaporated from the filament so that electricity can no longer be conducted across it. The halogen gas in a halogen lamp carries the evaporated tungsten particles back to the filament and re-deposits them. This gives the lamp a longer life than regular A-line incandescent lamps and provides for a cleaner bulb wall for light to shine through.  Both incandescent and halogen light bulbs use the same technology and filament to produce light.  However, halogen bulbs are more efficient than incandescent bulbs, but cost a little more.  Its advantages are:

●	Energy Saver Halogens last up to three times longer and produce similar light to equivalent incandescent bulbs, but with a 30% savings in energy; and

●	Halogens produce a bright, pure light and makes tasks like reading easier.

These New Energy Saver Halogens will comply with current legislation taking effect in Canada in 2012 and proposed for the USA in 2014.

Light-emitting diodes (“LED”)

A LED is a semiconductor device that emits visible light when an electric current passes through it. Its advantages are:

●	LEDs are energy efficient and use approximately 17% and 50% of the energy consumption of incandescent and compact fluorescent (CFL), respectively;

●	LEDs lasts more than 20 times longer than incandescent and 5 times longer than CFL; and

●	LEDs are virtually unbreakable and extremely durable; which is an advantage to builders and consumers. They are also lightweight, which will simplify and lower total installation cost.

Light fixtures

Light fixtures or luminaries are vehicles for the delivery of light.  Lighting fixtures are divided into three categories:

1.	Indoor Portable Fixtures;

2.	Indoor Hard-Wired Fixtures; and

3.	Outdoor Fixtures.

We plan to develop a comprehensive line of energy efficient lighting fixtures in all three categories for the retail and I/C markets.  This includes:

●
Indoor Portable Fixtures that are generally plugged into an electrical outlet.  Certain work lights, such as lanterns are battery operated.  Consumers most readily identify this category with table lamps and floor lamps;

●
Table lamps are perhaps the most common type of portable fixture, combining a decorative base, mounting harp, and shade to direct light upward and downward.  These fixtures commonly utilize three way switches;

●	Wall lamps are portable fixtures intended to hang on walls, often above or next to beds;

●	Floor Lamps, also known as torchieres, direct light primarily upwards;

●
Strip Lights are very simple linear fluorescent fixtures often used to illuminate cabinets, shelves, countertops, or even artwork. These fixtures are widely available at low cost in discount stores and home improvement centers, and are often the building blocks for various types of architectural fixtures;

●
Desk Lamps are similar to table lamps, but frequently smaller and designed to direct virtually all of their light downward toward the desk surface for reading tasks. They are most commonly found at office supply stores or mass-market retailers;

●
Work Lights are compact, bright portable lights, which have an equivalent of 300 to 1000 watts. They are used primarily by professional contractors, do-it-yourself’ers, and mechanics. Work lights are generally used for specific work-related purposes, but are not used for long hours at home;

●	Night Lights consume only 4 to 7 watts of power, but are frequently in operation 24 hours a day;

●	Indoor Hard-Wired Fixtures are connected permanently to household wiring and often physically mounted into a wall or ceiling. Consumers typically refer to them as permanent fixtures;

●
Recessed fixtures include cylindrical "cans" also known as downlights because they direct light straight toward the floor. Other recessed fixtures are more similar to commercial lighting and utilize linear fluorescent lamps to provide diffuse, ambient light for the room as a whole. Recessed fixtures represent approximately 12% of installed fixtures;

●
Surface-Mounted fixtures are mounted on the surface of the ceiling and direct their light downward. These fixtures are now commonly available with CFL sources, usually circular lamps, 2D’s, or multiple smaller lamps. The second major style, the track light, provides a means for multiple light sources in a row to be powered from a single electrical junction box and switch;

●
Suspended fixtures normally hang from a chain, wire, or pole from the ceiling to place light sources close to eye level and tasks. These fixtures are commonly found over dining room tables and are often quite decorative;

●	Wall-Mounted fixtures, of which the most common is the sconce, are normally compact and direct light up or down along a wall surface. Vanity lights are also common;

●
Architectural fixtures can be purchased as a unit or constructed onsite of materials that blend with the decor of the room. Permanently attached to the wall or the ceiling, they employ linear fluorescent lamps or a series of long CFLs to graze light along the wall, up onto ceilings or horizontally along the plane of the ceiling; and

●
Outdoor Fixtures are typically wired directly to household wiring, controlled by an indoor switch, and mounted either on the building exterior or on a freestanding pole. They often include built-in photocells to shut the light source off automatically during daylight hours, and may incorporate motion detectors.  Outdoor fixtures generally serve one or more of three purposes: facade illumination (directed at the home or building), pathway lighting (directed at the ground), or security (facing outward toward possible intruders).  They represent approximately 10% of residential lighting energy use.

Employees

We currently have five full-time employees and two part-time employees on payroll.  We utilize independent contractors on a part-time and as-needed basis.  None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Where You Can Find More Information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors.

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results will depend upon a number of factors beyond our control and could differ materially from those anticipated in the forward-looking statements. Some of these factors are discussed below and elsewhere in this prospectus.

Risks Relating to the Company

WE HAVE A LIMITED OPERATING HISTORY.

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

We became a public company and subject to the applicable reporting requirements under the securities laws of the United States upon consummation of a reverse triangular merger with TAG (the “Reverse Triangular Merger”) through a merger of our wholly subsidiary AirtimeDSL Acquisition Corporation on April 15, 2009. Our management team has had very limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES, WHICH COULD AFFECT OUR OPERATING RESULTS.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, our management team will also have to adapt to the requirements of being a public company, as none of our senior executive officers has experience as an executive in the public company environment since the adoption of the Sarbanes-Oxley Act of 2002. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect recent rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage the same as or similar to coverage that used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as our executive officers.

IF WE FAIL TO CONTINUE TO MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS COULD BE IMPAIRED, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS, OUR ABILITY TO CONDUCT BUSINESS AND INVESTOR CONFIDENCE IN OUR COMPANY.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by management on our internal control over financial reporting. This report contains, among other things, an assessment of the effectiveness of our internal control over financial reporting, including a statement regarding whether or not our internal control over financial reporting is effective.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO OPERATE PROFITABLY OR SUSTAIN POSITIVE CASH FLOW IN FUTURE PERIODS.

We have had a net loss in every year since inception. We had a net loss of approximately $16,979,177 for the year ended July 31, 2010. We have budgeted for increases in all operating expense categories in 2010, including significantly increased costs related to becoming a public reporting company. As a result, becoming profitable will depend in large part on our ability to generate and sustain significantly increased revenue levels in future periods.

We have prepared audited financial statements for the year ended for July 31, 2010. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

THE REPORT OF OUR INDEPENDENT AUDITORS CONTAINS AN EXPLANATORY PARAGRAPH RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In its report dated November 15, 2010, our auditors, Berman & Company, P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years.

We have financed our operations since inception primarily through convertible notes and equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next 12 months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.  It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

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

If the consumer/retail and I/C sectors do not perceive our products to be valuable to them, or if we alter or modify our brand image, introduce new products, enter into new business ventures that are not favorably received, customer perception of our brand could be harmed. If the value of our brand is diminished as a result of any or all of these factors, our business would likely suffer.

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

THE SUCCESS OF OUR BUSINESS MAY DEPEND ON OUR ABILITY TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions, all of which offer only limited protection. We may enter into agreements with key employees, contractors, and parties with which we do business in order to limit access to and disclosure of our proprietary information. The steps we have taken to protect our intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights may depend on our taking legal action against these infringers, and we cannot be sure that these actions will be successful, even when our rights have been infringed.

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

These claims against us, whether or not successful, could:

●	divert our management’s attention;

●	result in costly and time-consuming litigation;

●	require us to enter into royalty or licensing agreements, which might not be available on acceptable terms, or at all; and/or

●	require us to redesign our products to avoid infringement.

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

We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world.  These manufacturers supply a significant portion of the necessary raw materials and may provide the necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production may be a costly and time-consuming process. Therefore, we may be unable to establish alternative manufacturing relationships on acceptable terms or in a timely manner.

Our reliance on contract manufacturers involves certain risks, including the following:

●	lack of direct control over production capacity and delivery schedules; and

●	lack of direct control over quality assurance, manufacturing yields and production costs.

Any interruption in our ability to affect the manufacture and distribution of our products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

WE MAY BE LIABLE FOR THE PRODUCTS WE PROVIDE.

There is no guarantee that the level of insurance coverage we secure will be adequate to protect us from risks associated with claims that exceed the level of coverage maintained.  Because of our limited operations to date, no threatened or actual claims have been made upon us for product liability.  We cannot assure you, however, that threatened or actual claims will not be made against us in the future.

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

Our success will depend, in part, on our management's ability to anticipate and respond effectively to rapidly changing lighting trends and consumer tastes and to translate market trends into appropriate, saleable products. If we are unable to successfully anticipate, identify, or react to changing trends and misjudge the market for our products or any new product lines, our sales may be lower. In response, we may be forced to increase our marketing promotions or provide markdown allowances to our customers, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative lighting products, respond to the latest trends, or maintain the quality of our products.

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

We intend to continue outsourcing the manufacture of our products and parts and components internationally for the foreseeable future. There are many barriers and risks to operating successfully in the international marketplace, including the following:

●	intellectual property protection risks;

●	foreign currency risks;

●	dependence on foreign manufacturers, shippers and distributors;

●	compliance with multiple, conflicting and changing governmental laws and regulations; and

●	import and export restrictions and tariffs.

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

●
to the extent an acquired company has a corporate culture different from ours, we may have difficulty assimilating this organization, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also have a negative impact on the culture of our existing organization;

●	we may be required to record substantial accounting charges;

●	an acquisition may involve entry into geographic or business markets in which we have little or no prior experience;

●	integrating acquired business operations, systems, employees, services and technologies into our existing business, workforce and services could be complex, time-consuming and expensive;

●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

●	we may incur debt in order to fund an acquisition, or we may assume debt or other liabilities, including litigation risk, of the acquired company; and

●	we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership position and could adversely affect the market price of our common stock.

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

Since the Reverse Triangular Merger, Thomas J. Irvine has been sole board member. Thomas J. Irvine and his affiliates may have significant influence over our management and affairs, and may be able to influence virtually all matters requiring Board approval, including the appointment of directors and significant corporate transactions, even if they own considerably less than 50% of the total number of outstanding shares of our common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.

THE INABILITY OF OUR CHIEF FINANCIAL OFFICER TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR COMPANY'S SUCCESS.

David S. Briones, our Chief Financial Officer, manages the public company practice for Brio Financial Group, LLC, a consulting firm located in Lawrenceville, New Jersey.  Mr. Briones divides his time between working with the Company and numerous other clients. Mr. Briones currently devotes approximately 40 hours per month to the operation of our business. Mr. Briones' duties at Brio Financial Group, LLC may create conflicts of time and may detract from the time Mr. Briones can spend on our business. If our business requires more time for operations than anticipated, our Chief Financial Officer may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our Chief Financial Officer is not fatal to our existence, it may result in limited growth and success of the business.

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement the aggressive business plan, management recognizes that additional staff will be required.  No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms.

Risks Related to Our Securities

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS BECAUSE WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

FUTURE SALES OF SHARES OF OUR COMMON STOCK BY EXISTING SECURITY HOLDERS IN THE PUBLIC MARKET, OR THE POSSIBILITY OR PERCEPTION OF SUCH FUTURE SALES, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK AND OUR ABILITY TO RAISE FUNDS.

To date there has been a limited public market for our common stock, and we cannot predict what effect, if any, market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock. Nevertheless, sales of substantial amounts of common stock, including shares issued upon the exercise of the convertible note in the public market or the perception that these sales could occur, could materially and adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of our equity or equity-related securities at a time and price that we deem appropriate.

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

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU.

The market price of our common stock, which is over the counter (OTCBB: CLRH.OB), has been, and may continue to be, highly volatile. Our stock began trading on the OTCBB under the symbol “CLRH.OB” on November 20, 2009. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the lighting industry may have a significant impact on the market price of our common stock. Market conditions and conditions of the lighting sector could also negatively impact the price of our common stock.

YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

OUR COMMON STOCK IS QUOTED ON THE OTCBB, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCBB.  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCBB, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTCBB, such as Clear-Lite Holdings, Inc., must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE OR DETERIORATE, WHICH COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our quarterly and annual operating results may fluctuate, or be adversely affected, as a result of a variety of factors, many of which are outside of our control.

These include:

●	stock based compensation to strategic partners;

●	concentrated expenditures for advertising;

●	concentrated capital expenditures in any particular period to support our growth or for other reasons;

●	increased research and development expenses relating to the development of new products resulting from our decision to move into new markets;

●	the mix of products sold in a particular period between our core lighting and other higher margin products;

●	changes in our pricing policies or those of our competitors, or other competitive pressures on our prices;

●	the timing and success of new products and technology enhancements introduced by our competitors, including low-priced promotional offers, which could impact new customer growth;

●	the entry of new competitors in our markets;

●	technical difficulties or other factors that result in product manufacturing, or delivery delays;

●	federal, state or foreign regulation affecting our business; and

●	weakness or uncertainty in general economic or industry conditions.

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

BECAUSE OUR STOCK IS CONSIDERED TO BE A “PENNY STOCK,” YOUR ABILITY TO SELL YOUR STOCK MAY BE LIMITED.

The Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as “penny stocks”. The Securities and Exchange Commission (SEC) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. If an exception is unavailable, the regulations require the delivery by broker-dealers, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market.

The penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receives from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common sock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock..

THE MARKET FOR PENNY STOCK HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT SUBSCRIBERS OF OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
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

Item 1B. Unresolved Staff Comments.

The Company currently has 14 comments outstanding related to its registration statement on Form S-1, File No. 333-169028, as filed with the SEC on August 24, 2010.

Item 2. Description of Property.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares of common stock began trading under the symbol “ATIM:OB” on the OTCBB on December 26, 2007 and later began trading on the OTCBB under the symbol “CLRH:OB” on July 6, 2009.  Prior to this period, there was minimal trading in our common stock.

Year ended	Low Price	High Price

July 31, 2010	$0.05	$1.95
July 31, 2009	$1.01	$1.50

Holders of Our Common Stock

As of November 12, 2010, a total of 89,850,818 shares of the Company’s common stock are currently outstanding held by approximately 77 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We plan to focus on developing the following operational characteristics:

●	Rapid turnaround from concept to delivery; first to market;

●	Prompt, high quality, one-call customer service;

●	Highly informed sales people with great tips for greening;

●	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

●	Outsourced technical support and quality control.

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

Results of Operations

Summary Income Statement for the Year Ended July 31, 2010 as compared to the Year ended July 31, 2009.

	Year Ended July 31, 2010	Period From January 1, 2009 to July 31, 2009
Sales	$457,934	$-
Gross profit	$85,285	$-
General and administrative expenses	$9,792,681	$1,565,413
Other income (expense) - net	$(7,271,781)	$(10,069,583)
Net loss	$(16,979,177)	$(11,634,996)
Loss per Share	$(0.28)	$(0.23)

For the year ended July 31, 2010, as compared to the period from January 1, 2009 to July 31, 2009, the Company reported a net loss of $(16,979,177), or $(0.28) per share and a net loss of $(11,634,996) or $(0.23) per share, respectively. The change in net loss between periods was primarily attributable to the following significant events:

●	The Company recommenced sales of the lighting product line in August 2009,

●
The Company paid for services in the form of stock based compensation in the amount of $8,112,041during the year ended July 31, 2010 as compared to $851,000 during the period from January 1, 2009 to July 31, 2009,

●
The Company’s professional fees increased to $1,364,212 during the year ended July 31, 2010 as compared to $1,054,502 during the period from January 1, 2009 to July 31, 2009.  The increase is primarily attributable to fees associated with running a publicly traded company,

●	An increase in interest expense associated with the convertible notes outstanding and the amortization of the debt discounts associated with the convertible notes,

●
The increases in expenses were offset by a decrease in other income (expenses).  Other income (expenses) decreased as a result of a decrease in derivative and changes in fair market value of the derivative liabilities embedded in the Company’s convertible notes payable.

Sales

Sales increased $457,934 during the year ended July 31, 2010, up from $- during the period from January 1, 2009 to July 31, 2009.  The increase is primarily attributable to the Company recommencing sales of the lighting product line in August 2009.

Gross Profit

Gross profit increased $85,285 during the year ended July 31, 2010, up from $- during the period from January 1, 2009 to  July 31, 2009.  The Company recommencedsales of the lighting product line in August 2009.

General and Administrative Expense

General and administrative expenses increased $8,227,268or 526% to $9,792,681 during the year ended July 31, 2010, up from $1,565,413 during the period January 1, 2009 to July 31, 2009.   The Company paid for services in the form of stock based compensation in the amount of $8,112,041during the year ended July 31, 2010 as compared to $851,000 during the period January 1, 2009 to July 31, 2009. In addition, The Company’s professional fees increased to $1,364,212 during the year ended July 31, 2010 as compared to $1,054,502 during the period from January 1, 2009 to July 31, 2009.  The increase is primarily attributable to fees associated with running a publicly traded company.

Other Income (Expense - net)

Other income (expense) – net  decreased by approximately $2,797,802 to $(7,271,781) for year ended July 31, 2010, as compared to $(10,069,583) during the period from January 1, 2009 to July 31, 2009.  The increase is primarily attributable to the following:

●	An increase in interest expense associated with the convertible notes outstanding and the amortization of the debt discounts associated with the convertible notes,

●
The increases in expenses were offset by a decrease in other income (expenses).  Other income (expenses) decreased as a result of a decrease in derivative and changes in fair market value of the derivative liabilities embedded in the Company’s convertible notes payable.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(16,979,177) during the year ended July 31, 2010, and as of that date, the Company’s current liabilities exceeded its current assets by $3,161,427. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

We have financed our operations since the Reverse Triangular Merger primarily through equity and debt financings.  We have entered into a number of financing transactions during 2010 and 2009 and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs, and to execute our business strategy. Such capital is expected to come from convertible debt securities and the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all.

On April 15, 2009, we consummated a private placement for the issuance and sale of a convertible debenture for up to $480,000 of principal amount and two series of warrants to purchase up to 3,200,000 shares of our common stock, for aggregate gross proceeds of approximately $400,000.

On May 24, 2009 we consummated a private placement for the issuance and sale of a convertible debenture for up to $240,000 of principal amount and two series of warrants to purchase up to 1,600,000 shares of our common stock, for aggregate gross proceeds of $200,000.

On August 14, 2009, we consummated a private placement with five accredited investors for the issuance and sale of convertible promissory notes and Series A and Series B common stock purchase warrants.

Each note is for the principal amount of $120,000 and is convertible into our shares of common stock at an exercise price of $0.30 per share. The Series A warrant entitles each investor to purchase up to 400,000 shares of our common stock at an exercise price of $0.30 per share. The Series B warrant entitles each investor to purchase up to 400,000 shares of our common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of issuance. The aggregate face amount of the notes prior to the application of any original issue discount was $600,000 and the gross proceeds that we received were $500,000.

On November 6, 2009, we consummated a private placement with nine (9) accredited investors for the issuance and sale of convertible promissory notes and Series A and Series B common stock purchase warrants. The notes are for the principal amount of $420,000 and are convertible into our shares of common stock. The Series A warrant entitles the investors to purchase up to 1,400,000 shares of our common stock at an exercise price of $0.30 per share. The Series B warrant entitles the investors to purchase up to 1,400,000 shares of our common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of issuance. The aggregate face amount of the notes prior to the application of any original issue discount was $420,000 and the gross proceeds that we received were $350,000.

On December 13, 2009, we consummated a private placement with one (1) accredited investor for the issuance and sale of a convertible promissory note and Series A and Series B common stock purchase warrants.  The note is for the principal amount of $72,000 and is convertible into shares of our common stock at an exercise price of $0.30 per share. The Series A warrant entitles the investor to purchase up to 240,000 shares of our common stock at an exercise price of $0.30 per share. The Series B warrant entitles the investor to purchase up to 240,000 shares of our common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of issuance. The aggregate face amount of the note prior to the application of any original issue discount was $72,000 and the gross proceeds received by us were $60,000.

On February 26, 2010, the Company issued a $100,000 convertible note with a maturity on November 26, 2010 and bearing interest at 8% per annum for cash proceeds of $100,000. The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest three (3) trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten (10) trading day period ending one (1) trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company has analyzed the contract and has concluded that a derivative liability exists. The Company is in the process of determining the fair value of the derivative liability at issuance.

On March 29, 2010, the Company issued a $50,000 convertible note with a maturity on December 29, 2010 and bearing interest at 8% per annum for cash proceeds of $50,000. The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest three (3) trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten (10) trading day period ending one (1) trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company has analyzed the contract and has concluded that a derivative liability exists. The Company is in the process of determining the fair value of the derivative liability at issuance.

On April 15, 2010, the Company issued a $50,000 convertible note with a maturity on January 15, 2011 and bearing interest at 8% per annum for cash proceeds of $50,000. The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest three (3) trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten (10) trading day period ending one (1) trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company has analyzed the contract and has concluded that a derivative liability exists. The Company is in the process of determining the fair value of the derivative liability at issuance.

On July 8, 2010, we entered into a subscription agreement with one (1) accredited investor.  Pursuant to the agreement, we issued the investor 1,500,000 shares of our common stock at a purchase price of $0.10 per share, for an aggregate purchase price of one hundred and fifty thousand dollars ($150,000). Additionally, we issued a 5-year warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.10.

On July 19, 2010 we issued a convertible promissory note of up to $650,000 with one accredited investor.  On July 19, 2010, the Company issued the investor 1 convertible promissory note with principal of $115,000 maturing on July 19, 2013.  The note bears interest at a rate of 10% and has a maturity date of July 19, 2013. Prepayment under the note is not permitted, unless approved by the holder of the note. Under the terms of the note, the holder is entitled, at its option, to convert all or part of the principal amount and accrued interest into our shares of our common stock at a conversion price equal to the lesser of (i) $0.10 or (ii) 65% of the average of the two lowest closing prices of our common stock in the twenty two (22) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.

During the year ended July 31, 2010, two warrant holders exercised a total of 1,333,334 warrants for 1,333,334 shares of the Company’s common stock at an exercise price of $0.15 per warrant. The Company received gross proceeds of $200,000.

Private Placements

Pursuant to a subscription agreement entered into on June 17, 2010 between an accredited investor and our Company, we issued 1,500,000 shares of our common stock.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2010 compared to July 31, 2009.

	July 31, 2010	July 31, 2009
Current Assets	$31,061	$83,587
Current Liabilities	$3,192,488	$10,551,904
Working Capital (Deficit)	$(3,164,127)	$(10,468,317)

As of July 31, 2010, we had a working capital deficit of $(3,161,427) as compared to a working capital of $(10,468,317) as of July 31, 2009, a decrease of $7,306,890. The decrease is primarily a result of an increase of prepaid expenses of $27,913, increase in accounts payable and accrued expenses of $149,595 and an increase on convertible note payable of $642,217, offset by a decrease in cash of $80,439 and decrease in derivative liabilities of $8,142,197. The decrease was a result of completion of the development of our environmentally friendly lighting products during the fourth quarter of 2009. We also used cash for the trade marking of our products.  The decrease is also attributable to the decrease in the fair market value of the derivative liability embedded in our financing transactions.

Net cash used for operating activities for the year ended July 31, 2010 was $(1,460,740). The net loss for the year ended July 31, 2010 was $(16,979,177).

Net cash used in all investing activities for the year ended July 31, 2010 was $(13,277) as compared to $- for the year ended July 31, 2009.  The Company purchased minimal equipment during the year ended July 31, 2010 as compared to no purchased during the period from January 1, 2009 to July 31 , 2009.

Net cash obtained through all financing activities for the year ended July 31, 2010 was $1,393,578 as compared to $657,616 for the year ended July 31, 2009.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2010. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $75,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

Expected Purchase or Sale of Plant and Significant Equipment

We do not expect to purchase a plant or significant equipment over the next twelve months.

Expected Significant Changes in the Number of Employees

We do not expect significant changes in the number of employees over the next twelve months.

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

Warrants and derivative liabilities - The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

(a)       Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

(b)      Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counter party a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon delivery of products to shipping port, where risk and title to the Company’s inventory passes to the customer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND JULY 31, 2009

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheets as of July 31, 2010 and July 31, 2009	F-2

Consolidated Statements of Operations For the Year Ended
July 31, 2010 and the Period from January 1, 2009 to July 31, 2009	F-3

Consolidated Statements of Stockholders’ Deficit For the Year Ended
July 31, 2010 and the Period from January 1, 2009 to July 31, 2009	F-4

Consolidated Statements of Cash Flows For the Year Ended
July 31, 2010 and the Period from January 1, 2009 to July 31, 2009	F-5

Notes to the Consolidated Financial Statements	F-6-F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Clear-Lite Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear-Lite Holdings, Inc. and Subsidiary for the year ended July 31, 2010 and the period ended July 31, 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended July 31, 2010 and the period from January 1, 2009 to July 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear-Lite Holdings, Inc. and subsidiary as of July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended July 31, 2010 and from January 1, 2009 to period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $16,979,177 and net cash used in operations of $1,460,740 for the year ended July 31, 2010; and has a working capital deficit of $3,161,427, and a stockholders' deficit of $3,144,485 at July 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Raton, Florida
November 12, 2010

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864,4444 Fax: (561) 892,3715
www.bertnanaas.com • info@bermancpas.eom
Registered with the PCAO1 Member A1CPA Center for Audit Quality
Member American Institute of Celled Public Accountants
Member Florida Institute of Certified Public Accountants

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	July 31, 2010	July 31, 2009

Assets

Assets:
Cash	$3,148	$83,587
Prepaid expenses	27,913	-
Total Current Assets	31,061	83,587

Equipment - net	11,726	-

Debt issue costs - net	5,216	11,728

Total Assets	$48,003	$95,315

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$211,411	$61,816
Loans payable - related parties	18,388	32,309
Convertible note payable - net of debt discount	658,930	16,713
Accrued interest payable	5,600	710
Derivative liabilities	2,298,159	10,440,356
Total Current Liabilities	3,192,488	10,551,904

Convertible notes payable - net of debt discount	-	156,493

Total Liabilities	3,192,488	10,708,397

Stockholders' Deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
72,000,741 and 51,944,528 shares issued and outstanding, respectively	72,000	51,944
Additional paid in capital	27,238,020	2,810,302
Accumulated deficit	(30,454,505)	(13,475,328)
Total Stockholders' Deficit	(3,144,485)	(10,613,082)

Total Liabilities and Stockholders' Deficit	$48,003	$95,315

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended	From January 1, 2009 to
	July 31, 2010	July 31, 2009

Sales	$457,934	$-

Cost of sales	372,649	-

Gross profit	85,285	-

General and administrative expenses	9,792,681	1,565,413

Loss from operations	(9,707,396)	(1,565,413)

Other income (expense) - net
Other income	12,627	-
Interest expense	(1,857,872)	(329,227)
Change in fair value of derivative liability	6,974,723	(1,907,790)
Derivative expense	(12,401,259)	(7,832,566)
Total other expense - net	(7,271,781)	(10,069,583)

Net loss	$(16,979,177)	$(11,634,996)

Net Loss per Common Share - Basic and Diluted	$(0.28)	$(0.23)

Weighted Average Number of Common Shares Outstanding
During the Year / Period - Basic and Diluted	59,874,088	51,153,254

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statement of Changes in Stockholders' Deficit
For the Year Ended July 31, 2010 and Period Ended July 31, 2009

	Common Stock				Total Stockholders'
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deficit

Balance, December 31, 2008	51,094,528	$51,094	$1,808,652	$(1,840,332)	$19,414

Stock issued for services ($1.01 and 1.25/share)	700,000	700	850,300	-	851,000

Stock issued to waive registration rights ($1.01/share)	150,000	150	151,350	-	151,500

Net loss for the period ended July 31, 2009	-	-	-	(11,634,996)	(11,634,996)

Balance, July 31, 2009	51,944,528	51,944	2,810,302	(13,475,328)	(10,613,082)

Stock issued for cash ($0.10/share)	1,500,000	1,500	148,500	-	150,000

Stock issued for services ($0.06/share - $1.09/share)	8,500,000	8,500	6,238,500	-	6,247,000

Conversion of debt to stock	4,453,334	4,453	1,187,547	-	1,192,000

Cashless conversion of warrants for stock	4,269,545	4,270	(4,270)	-	-

Conversion of warrants for stock	1,333,334	1,333	198,667	-	200,000

Warrants issued for services	-	-	1,865,041	-	1,865,041

Reclassification of derivative liability to additional paid in capital	-	-	14,793,733	-	14,793,733

Net loss for the year ended July 31, 2010	-	-	-	(16,979,177)	(16,979,177)

Balance, July 31, 2010	72,000,741	$72,000	$27,238,020	$(30,454,505)	$(3,144,485)

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended	From January 1, 2009 to
	July 31, 2010	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,979,177)	$(11,634,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,551	-
Amortization of debt issue costs	74,012	3,773
Amortization of debt discount	1,777,725	173,205
Stock issued for services	6,247,000	851,000
Stock issued to waive registration rights	-	151,500
Warrants issued for services	1,865,041	-
Derivative expense	12,401,259	7,832,566
Change in fair value of derivative liability	(6,974,723)	1,907,790
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	-	54,182
Prepaid expenses	(27,913)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	149,595	(41,018)
Accrued interest payable	4,890	710
Net Cash Used in Operating Activities	(1,460,740)	(701,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,277)	-
Net Cash Used in Investing Activities	(13,277)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	20,000	-
Repayments of loans payable - related parties	(33,922)	(26,884)
Proceeds from issuance of convertible notes	1,225,000	700,000
Repayment of convertible note	(100,000)	-
Payment of debt issue costs in cash	(67,500)	(15,500)
Proceeds from issuance of stock	150,000	-
Proceeds from exercise of warrants	200,000	-
Net Cash Provided By Financing Activities	1,393,578	657,616

Net Decrease in Cash	(80,439)	(43,672)

Cash - Beginning of Year	83,587	127,259

Cash - End of Year	$3,148	$83,587

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$1,225,000	$700,000
Original issue discount	$182,000	$120,000
Conversion of debt to common stock	$1,192,000	$-
Cashless conversion of warrants for stock	$5,604	$
Reclassification of derivative liability to additional paid in capital	$14,793,733	$-

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Note 1 Nature of Operations

Clear-Lite Holdings, Inc. ("Clear-Lite" or the "Company"), (formerly known as AirtimeDSL), is a Nevada corporation incorporated on December 28, 2006. On April 15, 2009 Clear-Lite acquired TAG Industries, Inc. (“TAG”) a Florida corporation incorporated on July 15, 2005.  See Note 4 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

The Company sells energy saving and environmentally friendly lighting products. The Company utilizes the services of multiple third party manufacturers to produce the Company’s product line.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated. TAG remained the accounting acquirer through the reverse acquisition discussed.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has a July 31 fiscal year end.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i)  consumer acceptance of evolving technology in the lighting industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy over the past year, and (iii) the volatility of prices pertaining to the industry  in connection with the Company’s distribution of product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at July 31, 2010 or July 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded debt discounts, in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. When a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, including current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Warrants and Derivative Liabilities

The Company reviews common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on the balance sheet as:

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

Segment Information

During the year and period ended July 31, 2010 and 2009, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon delivery of products to shipping port, where risk and title to the Company’s inventory passes to the customer.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s product line.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the year and period ended July 31, 2010 and period ended July 31, 2009, was $50,864 and $23,869, respectively.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

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

The computation of basic and diluted loss per share for the year ended July 31, 2010 and the period from January 1, 2009 to July 31, 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	July 31, 2010	July 31, 2009
Convertible notes	9,350,000	2,400,000
Stock warrants	17,829,010	13,891,694
Total common stock equivalents	27,179,010	16,291,694

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $16,979,177 and net cash used in operations of $1,460,740 for the year ended July 31, 2010; a working capital deficit of $3,161,427, and a stockholders’ deficit of $3,144,485 at July 31, 2010.

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

In response to these problems, management has taken the following actions:

●	Signing up new international distributors

●	The Company is attempting to develop increased brand awareness

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

Since the transaction was considered a reverse acquisition and recapitalization, accounting guidance did not apply for purposes of presenting pro-forma financial information.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Pursuant to the merger, Clear-Lite’s two majority stockholders cancelled 40,050,000 shares of common stock and concurrently issued 22,671,875 shares of common stock to TAG.  Upon the closing of the reverse acquisition, TAG stockholders held 52% of the issued and outstanding shares of common stock.  TAG is deemed the accounting acquirer and the 24,062,500 shares of Clear-Lite were retrospectively included in the common stock issuances of the Company to properly reflect the outstanding shares of common stock prior to the reverse acquisition and recapitalization.

Note 5 Debt

(A)	Loans Payable – Related Parties

The Company is indebted to an officer, director and shareholder. These loans are non-interest bearing, unsecured and due on demand.

(B)	Convertible Note Payable – Other

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

b.	In connection with the voluntary conversion, the Company has determined that fair value is applicable, and that modification or extinguishment accounting is not applicable.

c.	The Company computed the fair value of the conversion feature and the warrants based on the following management assumptions:

Expected dividends	0%
Expected volatility	319%-354%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.81% - 2.53%

d.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 5(G) for valuation and expense.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

(C)	Convertible Debt and Warrants

1.
During the period ended July 31, 2009, the Company issued $720,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $600,000. These notes are secured all assets of the Company

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.

b.	The notes were originally issued with a conversion rate of $0.30 per share.

c.
The notes contain a provision in which the conversion price is reduced in any event the Company issues any security or debt instrument with a lower consideration per share. As of July 31, 2010, the conversion price was adjusted to $0.10 per share.

d.	Note holder received Series “A” and Series “B” warrants
i.	The Note holder is entitled to 1 Series “A” and 1 Series “B” warrant for each convertible share.
ii.
The warrants were originally issued with a conversion price of $0.30 per share for Series “A” and $0.60 per share for Series “B”.  As of July 31, 2010, the conversion price was adjusted to $0.10 for Series “A” and “B” warrants.

iii.	Expiration of 5 years.
iv.	As a result, the Company issued 2,400,000 Series “A” warrants and 2,400,000 Series “B” warrants.

e.
The Company classified the conversion feature and warrants as a derivative liability due to management’s assessment that the Company may not have the authorized number of shares required to net-share settle.  See Note 4(F) for valuation and expense.

2.	From August 2009 to December 31, 2009, the Company issued $1,092,000 convertible notes with a maturity of 2 years and bearing interest at 10% for cash proceeds of $910,000. These notes are unsecured.

a.	The original issue discount was recorded to debt discount, reducing the carrying amount of the note, and is being amortized over the life of the note.

b.	The notes were originally issued with a conversion rate of $0.30 per share.

c.
The Notes contain a provision in which the conversion price is reduced in any event the Company issues any security or debt instrument with a lower consideration per share.  As of July 31, 2010, the conversion price was adjusted to $0.10 per share.

d.	Note holder received Series “A” and Series “B” warrants
i.	The Note holder received 1 Series “A” and 1 Series “B” warrant for each convertible share
ii.
The warrants were originally issued with a conversion price of $0.30 per share for Series “A” and $0.60 per share for Series “B”.  As of July 31, 2010, the conversion price was adjusted to $0.10 for Series “A” and “B” warrants.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

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

(D)	February to April 2010 Convertible Promissory Notes and Derivative Liability

During the period February 26, 2010 to April 15, 2010, the Company issued 3 convertible promissory notes with an aggregate principal of $200,000 maturing on November 26, 2010 and January 2011. These notes are unsecured and bear interest at 8%.  The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.

(E)	July 2010 Convertible Promissory Note

On July 19, 2010, the Company entered into a convertible promissory note facility of up to $650,000 with one investor.  On July 19, 2010, the Company issued the investor 1 convertible promissory note with principal of $115,000 maturing on July 19, 2013.  The convertible promissory note bears interest at10%. The investor is entitled to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 65% of the average of the two lowest closing prices of the common stock in the 22 trading days (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) immediately prior to the conversion.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

(F)	Conversion of Convertible Debt to Common Stock

From March 1, 2010 to April 30, 2010, 17 convertible noteholders converted the principal of their notes into shares of common stock.  The noteholders converted principal of $1,120,000 at a conversion rate of $0.30 into 3,733,334 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

In addition, on July 6, 2010, an additional convertible noteholder converted principal of $72,000 at a conversion rate of $0.10 into 720,000 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

(G)	Derivative Liability

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

Derivative liability balance at January1, 2009	$-
Fair value at the commitment date for convertible notes and warrants issued during the period ended July 31, 2009	8,532,566
Fair value mark to market adjustment at July 31, 2009	1,907,790
Derivative liability balance at July 31, 2009	10,440,356
Fair value at the commitment date for convertible notes and warrants issued during the year months ended July 31, 2010	13,626,259
Fair value mark to market adjustment at July 31, 2010	(6,974,723)
Reclassification of derivative liability to additional paid in capital due to repayment or conversion	(14,793,733)
Derivative liability balance at July 31, 2010	$2,298,159

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded derivative expense in the amount of $12,401,259 and $7,832,566, for the year ended July 31, 2010 and for the period ended July 31, 2009, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319% - 484%
Expected term: conversion feature	2 years
Expected term: warrants	5 years
Risk free interest rate	0.41% - 2.51%

(H)	Mark to Market

At July 31, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $6,974,723.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	484%
Risk fee interest rate	0.95% - 2.38%
Expected life of conversion features in years	0.32 – 2.97
Expected life of warrants in years	3.67 – 4.35
Expected forfeitures	0%

At July 31, 2009, the Company remeasured the conversion features and recorded a fair value adjustment of $1,907,790.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	1.13 – 2.53%
Expected life of conversion features in years	1.67 – 1.81
Expected life of warrants in years	4.67 – 4.82
Expected forfeitures	0%

(I)	Debt Issuance Costs

During the year ended July 31, 2010 and from January 1, 2009 to July 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $67,500 and $15,500, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Total debt issue costs are as follows:

Debt issue costs – net – January 1, 2009	$-
Debt issue costs paid – 2009	15,500
Amortization of debt issue costs – 2009	(3,772)
Debt issue costs – net – July 31, 2009	11,728
Debt issue costs paid - 2010	67,500
Amortization of debt issue costs - 2010	(74,012)
Debt issue costs – net – July 31, 2010	$5,216

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
The following are the major categories of liabilities measured at fair value during the year ended July 31, 2010 and the period from January 1, 2009 to July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2010
Derivative Liabilities	$ -	$ 2,298,159	$ -	$ 2,298,159
Total	$ -	$ 2,298,159	$ -	$ 2,298,159

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009
Derivative Liabilities	$ -	$ 10,440,356	$ -	$ 10,440,356
Total	$ -	$ 10,440,356	$ -	$ 10,440,356

Note 7 Stockholders’ Deficit

(A)	Common Stock

In addition to the common stock issuances described in Note 5 (D) (Conversions of convertible debt to common stock), the Company issued the following during the year ended July 31, 2010:

Year Ended July 31, 2010

Issuance of Shares for Cash

On July 8, 2010, the Company issued 1,500,000 common shares for $150,000 ($0.10/share).  In addition, the Company issued the investor 1,500,000 five-year stock warrants with an exercise price of $0.10/warrant.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Issuance of Shares for Services

On October 1, 2009, the Company issued 4,550,000 common shares for services rendered, having a fair value of $3,458,000 ($0.76/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock. On April 30, 2010, the Company cancelled 150,000 common shares due to non-performance from the consultant.

On January 31, 2010, the Company issued 2,250,000 common shares for services rendered, having a fair value of $2,452,500 ($1.09/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On March 1, 2010, the Company issued 250,000 common shares for services rendered, having a fair value of $257,500 ($1.03/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On March 18, 2010, the Company issued 100,000 common shares for services rendered, having a fair value of $103,000 ($1.03/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

On July 22, 2010, the Company issued 1,500,000 common shares for services rendered, having a fair value of $90,000 ($0.06/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

For the Period Ended July 31, 2009

Issuance of Shares for Services

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

Issuance of Shares in Connection with Convertible Notes

On July 15, 2009, the Company issued 150,000 common shares in connection with certain convertible debt holders waiving their underlying registration rights on their convertible debt. The fair value of these stock issuances was $151,500 ($1.01/share), based upon the quoted closing trading price of the Company’s common stock.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

(B)	Warrants Issued for Services

Year Ended July 31, 2010

During the year ended July 31, 2010, the Company granted 3,084,650, five year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.30 and $0.60.  The Company cancelled 1,000,000 warrants on July 1, 2010.

The Company determined the fair value of these warrants was $1,865,041, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319-354%
Expected term	5 years
Risk free interest rate	2.31-2.49%

(C)	Exercise of Warrants for Cash

During the year ended July 31, 2010, two warrant holders exercised a total of 1,333,334 warrants for 1,333,334 shares of the Company’s common stock at an exercise price of $0.15 per warrant.  The Company received gross proceeds of $200,000.

(D)	Exercise of Warrants on a Cashless Basis

During the year ended July 31, 2010, thirteen warrant holders exercised a total of 5,825,000 warrants for 4,269,545 shares of the Company’s common stock.  The warrant holders utilized the cashless exercise provision which enabled the warrant holders to exercise the warrants for shares of common stock without contributing cash at the stated exercise value.

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2008	9,091,694	$0.25
Exercisable - December 31, 2008	9,091,694	$0.25
Granted	4,800,000	$0.45
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2009	13,972,694	$0.32
Exercisable – July 31, 2009	13,972,694	$0.32
Granted	12,164,650	$0.38
Exercised	(7,158,334)	$0.45
Forfeited/Cancelled	(1,150,000)	$0.30
Outstanding – July 31, 2010	17,829,010	$0.21
Exercisable – July 31, 2010	17,829,010	$0.21

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.60	17,829,011	3.62 years	$ 0.21	17,829,011	$ 0.21

At July 31, 2010 and 2009, the total intrinsic value of warrants outstanding and exercisable was $13,012,694 and $0, respectively.

Note 8 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,004,000 at July 31, 2010, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2010 and 2009 are as follows:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforward	$1,130,000	$566,000
Amortization of debt discount and debt issue costs	697,000	65,000
Accrued salary	23,000	6,000
Total deferred tax assets	1,850,000	637,000
Less: valuation allowance	(1,850,000)	(637,000)
Deferred tax asset - net	$-	$-

The valuation allowance at July 31, 2010 was approximately $1,850,000. The net change in valuation allowance during the year ended July 31, 2010 was an increase of approximately $1,213,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2010 and 2009, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

The actual tax benefit differs from the expected tax benefit for the year ended July 31, 2010 and the period ended July 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 32.13% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2010	2009

Expected tax expense (benefit) – Federal	$(5,455,000)	$(3,738,000)
Expected tax expense (benefit) – State	(934,000)	(640,000)
Non-deductible stock compensation	3,124,000	377,000
Non-deductible meals and entertainment	10,000	5,000
Derivative Expense	4,667,000	2,947,000
Change in fair value of derivative expense	(2,625,000)	718,000
Change in Valuation Allowance	1,213,000	331,000
Actual tax expense (benefit)	$-	$-

Note 9 Concentrations

The Company had the following concentrations:

(A)	Sales

Customer	July 31, 2010	July 31, 2009
A	67%	-%
B	33%	-%

(B)	Accounts Payable

Vendor	July 31, 2010	July 31, 2009
A	16%	-%

(C)	Purchases

Vendor	July 31, 2010	July 31, 2009
A	98%	-%

Note 10 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Employment Agreement

On July 31, 2009, the Company entered into an employment agreement with its Chief Financial Officer. The terms of the agreement are as follows:

●$4,000/month for financial statement preparation services

●Hourly charges for services in excess of financial statement preparation

●300,000 shares of the Company’s common stock for services rendered, having a fair value of $375,000 ($1.25/share), based upon the quoted closing trading price.

Note 11 Subsequent Events

(A) Common Stock Issuances

On August 14, 2010, the Company issued 350,000 common shares for services rendered, having a fair value of $18,200 ($0.05/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

During the period August 1, 2010 through November 12, 2010, 3 convertible noteholders converted the principal of their notes into shares of common stock.  The noteholders converted principal, of $152,825, at a conversion rate range of $0.004 - $0.019, into 18,350,629 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

(B) Issuance of Convertible Notes

On July 19, 2010, the Company entered into a convertible promissory note facility of up to $650,000 with one investor.  On August 26, 2010, the Company issued the investor 1 convertible promissory note with principal of $31,000 maturing on July 19, 2013.  The convertible promissory note bears interest at a rate of 10%.  The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 65% of the average of the two lowest closing prices of the common stock in the 22 trading days (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) immediately prior to the conversion.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle. These notes are unsecured.

On October 4, 2010, the Company issued a convertible promissory note with principal of $50,000 maturing on July 6, 2011. This note is unsecured and bear interest at 8%.  The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.  These notes are unsecured.

On October 13, 2010, the Company issued a convertible promissory note with principal of $25,000 maturing on October 13, 2011. The notes are convertible into shares of the Company’s common stock at a 35% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.  In addition to the convertible note, the Company issued the investor 2,500,000 five-year warrants to purchase common stock with an exercise price of $0.01/warrant.  The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share. These notes are unsecured.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010.

Our principal executive officer and our principal accounting officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal accounting officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended July 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of November 15, 2010.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Thomas J. Irvine	61	Chairman/President/CEO/Secretary	April 15, 2009
Lisa A. Niedermeyer	34	Senior VP Marketing	April 15, 2009
David Briones	34	Chief Financial Officer	August 3, 2009
Paul E. Niedermeyer	39	Chief Operating Officer	July 28, 2010

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

Thomas J. Irvine – Chairman of the Board and Chief Executive Officer

Thomas J. Irvine, age 61, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005. Prior to this, he was the President  & C.E.O. of Reusable Technologies, Inc., which he founded with Lisa Niedermeyer. At Reusable Technologies, they helped license and create the original packaging designs and marketing strategies for the Honeywell Brand of Energy Saver CFLs. He has over 35 years experience running retail and commercial sales and marketing organizations, spending over 25 of those years with Fine Sales Corp, a leading sales agency for SHARP Electronics, helping build their business to over $220 million in sales. In addition, Mr. Irvine served as Regional Sales Manager of Electronics for SONY Corp., General Manager of a leading electronics importer, and National Sales Manager for a record company. Together with Lisa Niedermeyer, they conceived and developed Clear Color Technology(R), ClearLite(R), Clear-Lite Technology(TM) and all their current trademarks and designs.  Mr. Irvine attended McMaster University where he earned his Bachelor of Arts degree in Business in 1971.

Lisa A. Niedermeyer – Senior Vice President of Marketing

Lisa A. Niedermeyer, age 34, co-founded TAG Industries, Inc. / Clear-Lite Holdings, Inc. in 2005.  Prior to this, Mrs. Niedermeyer was the Vice President of Marketing for Reusable Technologies, Inc. She has 10 years experience in market research, trademark development, package, and collateral design. While at Reusable Technologies, Lisa worked closely with Energy Star on product approvals and rebate programs for retailers, as well as coordinating all trade shows, TV commercial production and advertising. She helped Reusable Technologies acquire one of the most extensive listings for CFLs on the Energy Star site under the PRO-IMAGE & Honeywell Brands. In addition, she was Vice President of Marketing at Fine Sales Corp (a sales and marketing agency with over $200 million in revenue) and helped manage all company marketing activities.  Mrs. Niedermeyer was educated at Florida Atlantic University (FAU) and the Academy of Art University.

David Briones - Chief Financial Officer

David Briones, age 34, is currently the managing member of Brio Financial Group, LLC., a consulting firm that specializing is financial reporting for small cap public companies.  Prior to this position, Mr. Briones managed the Public Company audit and outsourced financial reportingpractice at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performedaudit services, outsourced CFO functions, and/or consulted clients through SEC comment periods particularly through application of complex accounting principles for a public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.  Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked for the MONY Group, Prudential Financial, and MetLife initial public offerings.  Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.

Paul E. Niedermeyer – Chief Operating Officer

Paul E. Niedermeyer, age 39, has over fifteen years of operations, management consulting, and executive level experience developing, managing, and marketing Internet software products, services and consumer packaged goods (CPG). Prior to his appointment as COO, Mr. Niedermeyer was Clear-Lite’s Vice President of Operations. Before ClearLite, Mr. Niedermeyer was President & Senior Consultant of PN LLC, a research and management consulting firm. There, he provided strategic, financial, marketing leadership and advisory services to technology startup companies and major global technology corporations. Prior to PN LLC, Mr. Niedermeyer worked at Verio Inc., an NTT Communications Company, where he served as senior product line manager for Verio's small-medium-enterprise (SME) business unit selling web hosting products. Prior to Verio, Mr. Niedermeyer worked at Scientific Applications International Corporation (SAIC) / Network Solutions Inc. (NSI) in various marketing roles. Prior to SAIC/NSI, Niedermeyer founded whois.net, a WHOIS keyword search engine, and sold the company in 1997.  Professionally, he has earned the following certifications: Certified Fraud Examiner (CFE) and Project Management Professional (PMP). Mr. Niedermeyer holds a B.A. in Economics and B.S. in Business Administration from the University of California at Berkeley.  Mr. Niedermeyer also holds a M.S. in Computer Science from Florida Atlantic University (FAU).

Family Relationships

Lisa A. Niedermeyer, our Senior Vice-President of Marketing is the daughter of our Chairman, President, and Chief Executive Officer Thomas J. Irvine.

Lisa A. Niedermeyer is married to Paul E. Niedermeyer, the Company’s Chief Operating Officer.

Legal Proceedings

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

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

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

Based solely on our review of certain reports filed with the U.S. Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended July 31, 2009 were untimely:

Code of Ethics

The Company has adopted a Code of Ethics that applies to the registrant’s directors, officers, and key employees.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (1)	OPTIONS AWARDS ($) (3)	NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Thomas J. Irvine Director, President, CEO, Secretary	2010	204,000	-	-	-	-	-	66,120	270,120
	2009	130,000							130,000
	2008	210,000	-	-	-	-	-	-	210,000
Lisa A. Niedermeyer, SVP	2010	117,000	-	-	-	-	-	33,444-	150,444
	2009	74,250							74,250
	2008	120,000	-	-	-	-	-	-	120,000
Paul
Niedermeyer
COO	2010	94,500						18,936	113,436
David S. Briones, Chief Financial Officer (1)	2010	-	-	-	-	-	-	-	-
	2009	-	375,000	-					375,000
	2008	-	-	-	-	-	-	-	-

(1)  On July 31, 2009, in accordance with the Bartolomei Pucciarelli, LLC agreement, the company issued Mr. David Briones, the company's Chief Financial Officer, 300,000 shares as a signing bonus with a fair market value of $375,000.  In addition, the Company agreed to pay the accounting firm that Mr. Briones worked for cash compensation of $4,000/month for services rendered.  In addition, such accounting firm also received additional compensation for worked necessary for accounting for the period inception to July 31, 2009. In addition, the Company agreed to pay the accounting firm that Mr. Briones worked for cash compensation of $4,000/month for services rendered.  In addition, such accounting firm also received additional compensation for worked necessary for accounting for the period inception to July 31, 2009.

Employment Contracts

Pursuant to a two year employment agreement, dated July 31, 2009 (the “Employment Agreement”), Mr. Briones was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. The Company also has a consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 300,000 of our common shares vested immediately.  This consulting agreement was terminated on September 30, 2010 and the Company currently engages Mr. Briones on a month to month basis at a fixed rate of $4,000 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 15, 2010, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (1)
Common	Thomas J. Irvine, Chairman and Chief Executive Officer (2)	7,500,000	(4)	8.35%
Common	Lisa A. Niedermeyer, Senior VP of Marketing (3)	3,750,000		4.17%
Common	David Briones, Chief Financial Officer (5)	300,000		Less than 1%
Common	Paul E. Niedermeyer, Chief Operating Officer (6)	0

	All officers, directors and 5% holders as a group (2 persons)	11,550,000		12.85%

(1)	The percentages listed in the percent of class column are based upon 89,850,818 issued and outstanding shares of Common Stock.

(2)	Thomas J. Irvine, 102 NE 2nd Street #400, Boca Raton, Florida 33432.

(3)	Lisa A. Niedermeyer, 102 NE 2nd Street #400, Boca Raton, Florida 33432.

(4)	Held by Thomas J. Irvine as Trustee of the Thomas J. Irvine Revocable Trust

(5)	David Briones, 2564 Brunswick Pike, Lawrenceville, NJ 08648

(6)	Paul E. Niedermeyer, 102 NE 2nd Street #400, Boca Raton, Florida 33432.

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

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

(a)
Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended July 31, 2010 and 2009 were approximately $75,000 and $45,000, respectively.

(b)
Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended July 31, 2010 and 2009.

(c)	Tax Fees: Aggregate fees billed for tax services for the period ended July 31, 2010 and the year ended July 31, 2009 were approximately $- and $-, respectively.

(d)
All Other Fees: Aggregate fees billed for professional services other than those described above were approximately $- and $- for the period ended July 31, 2010 and the year ended July 31, 2009, respectfully.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the U.S. Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

Item 15. Exhibits.

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

CLEAR-LITE HOLDINGS, INC.

Dated: November 15, 2010	By:	/s/ Thomas J. Irvine
Chief Executive Officer
(Principal Executive Officer)
Dated: November 15, 2010	By:	/s/ David Briones
Chief Financial Officer
(Principal Accounting Officer)