Form 10-Q
period 2010-10-31
CLEAR-LITE HOLDINGS, INC.
filed 2011-01-19
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of January 17, 2011, there were 107,042,697 shares of the registrant’s common stock issued and outstanding.

CLEAR-LITE HOLDINGS, INC.
FORM 10-Q
OCTOBER 31, 2010

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Control and Procedures.	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	(Removed and Reserved).	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

SIGNATURES

Item 1. Financial Statements.

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

Page(s)
Consolidated Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010	1

Consolidated Statements of Operations Three Months Ended October 31, 2010 and 2009 (unaudited)	2

Consolidated Statements of Cash Flows Three Months Ended October 31, 2010 and 2009 (unaudited)	3

Notes to the Consolidated Financial Statements (unaudited)	4 - 14

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	October 31, 2010	July 31, 2010
	(unaudited)
Assets

Assets:
Cash	$4,888	$3,148
Prepaid expenses	-	27,913
Total Current Assets	4,888	31,061

Equipment - net	11,176	11,726

Debt issue costs - net	2,556	5,216

Total Assets	$18,620	$48,003

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$462,156	$211,411
Loans payable - related parties	26,845	18,388
Convertible note payable - net of debt discount	618,701	658,930
Accrued interest payable	10,197	5,600
Derivative liabilities	1,517,003	2,298,159
Total Current Liabilities	2,634,902	3,192,488

Stockholders' Deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
88,201,370 and 72,000,741 shares issued and outstanding, respectively	88,201	72,000
Additional paid in capital	27,486,400	27,238,020
Accumulated deficit	(30,190,883)	(30,454,505)
Total Stockholders' Deficit	(2,616,282)	(3,144,485)

Total Liabilities and Stockholders' Deficit	$18,620	$48,003

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	October 31, 2010	October 31, 2009

Sales	$-	$305,114

Cost of sales	-	218,753

Gross profit	-	86,361

General and administrative expenses	414,723	5,865,953

Loss from operations	(414,723)	(5,779,592)

Other income (expense) - net
Other income	-	13,000
Interest expense	(106,181)	(172,638)
Change in fair value of derivative liability	858,865	(2,110,337)
Derivative expense	(74,339)	(10,216,902)
Total other income (expense) - net	678,345	(12,486,877)

Net income (loss)	$263,622	$(18,266,469)

Net Income (Loss) per Common Share - Basic and Diluted
Basic	$0.00	$(0.34)
Diluted	$0.00	$(0.34)

Weighted Average Number of Common Shares Outstanding
Basic	77,771,827	53,428,224
Diluted	277,550,837	53,428,224

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	October 31, 2010	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$263,622	$(18,266,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	550	-
Amortization of debt issue costs	2,660	7,424
Amortization of debt discount	103,522	164,679
Stock issued for services	18,200	3,458,000
Warrants issued for services	-	1,925,925
Change in fair value of derivative liability	(858,865)	2,110,337
Derivative expense	74,339	10,216,902
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	-	(305,177)
Prepaid expenses	27,913	-
Increase in:
Accounts payable and accrued expenses	250,745	237,584
Accrued interest payable	4,597	535
Net Cash Used in Operating Activities	(112,717)	(450,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	12,900	-
Repayments of loans payable - related parties	(4,443)	(18,225)
Payment of debt issue costs in cash	-	(60,000)
Proceeds from issuance of convertible notes	106,000	785,000
Net Cash Provided By Financing Activities	114,457	706,775

Net Increase in Cash	1,740	256,515

Cash - Beginning of Period	3,148	83,587

Cash - End of Period	$4,888	$340,102

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$106,000	$785,000
Original issue discount	$-	$157,000
Conversion of notes to common stock	$143,750	$-
Reclassification of derivative liability to additional paid in capital	$102,630	$-

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

The Company sells energy saving and environmentally friendly lighting products. The Company utilizes the services of multiple third party manufacturers to produce the Company’s product line.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions.

The financial information as of July 31, 2010 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2010 and 2009, as presented in the Company’s Annual Report on Form 10-K. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 31, 2011.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and valuation allowances on deferred income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

Risks and Uncertainties

The Company has had a difficult time operating in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Over the past year, the Company continued to exhaust resources without generating any sales.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at October 31, 2010 or July 31, 2010, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

Fair value of financial instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of October 31, 2010, the Company’s derivative liabilities are considered level 2. There were no related disclosures for October 31, 2009.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

The Company's financial instruments consisted primarily of cash,  accounts payable, accrued liabilities, and debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of October 31, 2010 and July 31, 2010, due to the short term nature of these instruments.

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

Segment Information

During the three months ended October 31, 2010 and 2009, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the three months ended October 31, 2010 and, 2009, was $15,417 and $16,896, respectively.

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
October 31, 2010
(Unaudited)

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

The computation of basic and diluted loss per share for the three months ended October 31, 2010 and 2009, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	October 31, 2010	October 31, 2009

Convertible notes	179,450,000	5,540,000
Stock warrants	20,329,010	22,706,344
Total common stock equivalents	199,799,010	28,246,344

For the three months ended October 31, 2010, dilutive net loss is $412,786 and has been determined as follows:

Net income as of October 31, 2010	$263,622
Interest expense related to the convertible note and convertible debt	108,118
Derivative expense	74,339
Change in fair value of derivative liability	(858,865)
Diluted net loss as of October 31, 2010	$(412,786)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a loss from operations of $414,723 and net cash used in operations of $112,717 for the three months ended October 31, 2010; a working capital deficit of $2,630,014, and a stockholders’ deficit of $2,616,282 at October 31, 2010.

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

The Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to re-generate sales, while leveraging distribution systems to consolidate lower costs. We expect that our operations will require approximately $25,000 per month for the next six months in the plan to re-evaluate the current business model. We do not have sufficient cash reserves for the next six months and we plan to seek additional capital from the issuance of our debt or equity instruments.

In response to these problems, management has taken the following actions:

•	Raising additional capital through convertible note offerings

•	Is attempting to develop increased brand awareness

•	Continues to analyze and evaluate the current business and determine the viability in the current economic marketplace

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

Note 4 Debt

(A)	Loans Payable – Related Parties

The Company is indebted to an officer, director and shareholder for cash advances and unreimbursed expenses. These loans are unsecured, non-interest bearing and due upon demand.

(B)	July 2010 Convertible Promissory Note

On July 19, 2010, the Company entered into a convertible promissory note facility of up to $650,000 with one investor.  On August 26, 2010, the Company issued the investor 1 convertible promissory note with principal of $31,000 maturing on July 19, 2013.  The Company has classified all long-term debt as current due to the current liquidity of the Company.  The convertible promissory note bears interest at 10%.  The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 65% of the average of the two lowest closing prices of the common stock in the 22 trading days (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) immediately prior to the conversion.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of common shares required to net-share settle.

(C)	October 2010 Convertible Promissory Note

On October 4, 2010, the Company issued a convertible promissory note with principal of $50,000 maturing on July 6, 2011. This note is unsecured and bears interest at 8%.  The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of common shares required to net-share settle.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

(D)	October Convertible Promissory Note With Warrants

On October 13, 2010, the Company issued a convertible promissory note with principal of $25,000 maturing on October 13, 2011. The notes are convertible into shares of the Company’s common stock at a 35% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.  The note is secured by the assets of the Company.  In addition to the convertible note, the Company issued the investor 2,500,000 five-year warrants to purchase common stock with an exercise price of $0.01/warrant.  The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share. The Company classified the warrant feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of common shares required to net-share settle.

(E)	Conversion of Convertible Debt to Common Stock

During the three months ended October 31, 2010, 3 convertible note holders converted the principal of their notes into shares of common stock.  The noteholders converted principal of $143,750 at a conversion rate ranging from $0.005 - $0.019 into 15,850,629 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

(F)	Summary of Convertible Notes Payable - Net of Debt Discount

Convertible note payable - net of debt discount balance at July 31, 2010	$658,930
Convertible notes issued during the three months ended October 31, 2010	106,000
Conversion of convertible notes issued during the three months ended October 31, 2010	(143,750)
Debt discount during the three months ended October 31, 2010	(2,479)
Convertible note payable - net of debt discount balance at October 31, 2010	$618,701

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

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

Derivative liability balance at July 31, 2010	$2,298,159
Fair value at the commitment date for convertible notes and warrants issued during the three months ended October 31, 2010	180,339
Fair value mark to market adjustment at October 31, 2010	(858,865)
Reclassification of derivative liability to additional paid in capital due to conversion	(102,630)
Derivative liability balance at October 31, 2010	$1,517,003

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense in the amount of $74,339 and $10,216,902 for the three months ended October 31, 2010 and 2009, respectively.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	319%- 484%
Expected term: conversion feature	0.75 – 3 years
Expected term: warrants	5 years
Risk free interest rate	0.22% - 1.13%

(G)	Mark to Market

At October 31, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $858,865.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	484%
Risk fee interest rate	0.41% - 1.17%
Expected life of conversion features in years	0.07 – 2.72
Expected life of warrants in years	3.47 – 4.95
Expected forfeitures	0%

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

At October 31, 2009, the Company remeasured the conversion features and recorded a fair value adjustment of $(2,110,337).  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	0.90 – 2.29%
Expected life of conversion features in years	1.41 – 1.95
Expected life of warrants in years	4.42 – 4.95
Expected forfeitures	0%

(H)	Debt Issuance Costs

During the year ended July 31, 2010 and from January 1, 2009 to July 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $67,500 and $15,500, respectively.

Total debt issue costs are as follows:

Debt issue costs – net – July 31, 2010	$5,216
Amortization of debt issue costs during the three months ended October 31, 2010	(2,660)
Debt issue costs – net – October 31, 2010	$2,556

Note 5 Stockholders’ Deficit

(A)	Common Stock

In addition to the common stock issuances described in Note 4 (E) (Conversions of convertible debt to common stock), the Company issued the following during the three months ended October 31, 2010:

Three Months Ended October 31, 2010

Issuance of Shares for Services

On August 14, 2010, the Company issued 350,000 common shares for services rendered, having a fair value of $18,200 ($0.052/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2010
(Unaudited)

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – July 31, 2010	17,829,010	$0.21
Exercisable – July 31, 2010	17,829,010	$0.21
Granted	2,500,000	$0.01
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2010	20,329,010	$0.18
Exercisable – October 31, 2010	20,329,010	$0.18

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.60	20,329,010	3.60 years	$0.18	20,329,010	$0.18

At October 31, 2010 and July 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 6 Commitments and Contingencies

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

Note 7 Subsequent Events

During the period November 1, 2010 to January 18, 2011, 3 convertible note holders converted the principal of their notes into shares of common stock.  The noteholders converted principal of $49,316 at a conversion rate ranging from $0.0022 - $0.0036 into 17,341,324 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

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

Our goal is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate. To do this, the Company offers both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

Our plan includes focusing on developing the following operational characteristics:

•	Rapid turnaround from concept to delivery;

•	High quality customer service;

•	Highly informed sales people;

•	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

•	Outsourced technical support and quality control.

All of the above will be supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

Our plan of action over the next six months is to continue operations to manufacture and distribute energy saving and environmentally friendly lighting products.  It is imperative that the Company  raises additional capital financing in order to sustain operations.

Results of Operations

Summary Statements of Operations for the three months ended October 31, 2010 and 2009.

	October 31, 2010 Unaudited	October 31, 2009 Unaudited
Sales	$-	$305,114
Gross profit	$-	$218,753
General and administrative expenses	$414,723	$5,865,953
Other income (expenses) - net	$678,345	$(12,486,877)
Net income (loss)	$263,622	$(18,266,469)
Net Loss per Common Share – Basic and Diluted	$0.00	$(0.34)

For the three months ended October 31, 2010, as compared to the three months ended October 31, 2009, the Company reported a net income  of $263,622 or $0.00 per share and a net loss of $(18,266,469) or $(0.34) per share, respectively. The change in net loss between periods was primarily attributable to the following:  decrease in sales from $305,114 to $0; a substantial decrease in stock-based compensation in the amount of $5,365,725, and a substantial decrease in derivative expense and change in fair market value of derivative expense by $13,111,765.

Sales: Sales decreased $305,114 during the three months ended October 31, 2010, down from $305,114 during the three months ended October 31, 2009. The decrease in sales is attributable to the difficulty the Company is having selling the product line.

•	The Company is experiencing difficulty penetrating the domestic and international markets at the current time.
•	The Company believes that most consumers are not ready to pay a premium price for high quality products in the lighting industry during the current economic times.
•	The Company believes due to its current need for additional capital, it is having a difficult times educating the consumer on the benefits of paying a premium price for its green technology.
•
The Company is also having difficulty establishing a presence in major retail and mass market locations both domestically and abroad due to the cost structure that it would take these retailers to substitute our product from their current vendor offerings.

•
The Company believes those retailers that are willing to accept new vendors, the signup, enrollment, market test, and integration process is taking longer than anticipated. Many organizations are running leaner so there is less headcount/headroom to make changes. As a result, the process is taking longer.

•	The sales cycle is much longer than we anticipated, from a forecasted 6-to-9 months to 18+ months

Gross profit: Gross profit decreased $218,753 during the three months ended October 31, 2010, down from $218,753 during the three months ended October 31, 2009.  The decrease in gross profit is reflective of the decreased sales.

General and Administrative Expense: General and administrative expenses decreased $5,451,230 to $414,723 during the three months ended October 31, 2010, down from $5,865,953 during the three months ended October 31, 2009.  The decrease in general and administrative expenses is primarily attributable to a considerable decrease in stock based compensation of approximately $5,365,725, and a decrease in other general and administrative expenses due to the Company’s limited capital resources.

Other income (expenses) – net increased by $13,165,222.  The increase is primarily attributable to a decrease in derivate expenses of $10,142,563, and a decrease in the change in fair value of derivative liabilities of $2,969,202.

Going Concern:  As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss from operations of $(414,723) during the three months ended October 31, 2010. As of that date, the Company had a working capital deficit of $2,630,014 and an accumulated deficit of $30,190,883. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

•	Raising additional capital through convertible note offerings;
•	The Company is attempting to develop increase brand awareness.
•	The Company continues to analyze and evaluate the current business and determine the viability in the current economic marketplace

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps.  It is imperative that the company raise additional capital in the near term to continue executing the current business plan.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2010 compared to July 31, 2010.

	October 31, 2010 (Unaudited)	July 31, 2010 (Audited)	Increase/ (Decrease)
Current Assets	$4,888	$31,061	$(26,173)
Current Liabilities	$2,634,902	$3,192,488	$(557,586)
Working Capital (Deficit)	$(2,630,014)	$(3,161,427)	$(531,413)

As of October 31, 2010, we had working capital deficit of $(2,630,014) as compared to a working capital deficit of $(3,161,427) as of July 31, 2010, a decrease of $(531,413). The decrease is primarily a result of the change in fair market value of the derivative liabilities embedded in the Company’s convertible notes outstanding.

Net cash used for operating activities for the three months ended October 31, 2010, was $112,717. The Company had limited capital during the three months ended October 31, 2010 and limited expenses and activity to conserve the limited resources.

Net cash obtained through all financing activities for the three months ended October 31, 2010, was $114,457.  The Company had difficulty raising additional capital during the three months ended October 31, 2010.

Financing Transactions:

On July 19, 2010, the Company entered into a convertible promissory note facility of up to $650,000 with one investor.  On August 26, 2010, the Company issued the investor 1 convertible promissory note with principal of $31,000 maturing on July 19, 2013.  The convertible promissory note bears interest at a rate of 10%. The company has classified all long-term debt as current due to the current liquidity of the Company. The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 65% of the average of the two lowest closing prices of the common stock in the 22 trading days (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) immediately prior to the conversion.

On October 4, 2010, the Company issued a convertible promissory note with principal of $50,000 maturing on July 6, 2011. This note is unsecured and bears interest at 8%.  The notes are convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company.

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

The Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to re-generate sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $25,000 per month for the next six months in the plan to re-evaluate the current business model. We do not have sufficient cash reserves for the next six months and we plan to seek additional capital from the issuance of our debt or equity instruments.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than listed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On June 15, 2010, Orion Energy Systems, Inc. petitioned to cancel the Company’s United States Trademark Registration No. 3,804,378 for ARMORLITE, alleging prior use in commerce.  Orion, however, failed to allege a sufficiently early date of use to prevail on its petition.  On December 15, 2010, Orion’s motion for leave to amend its petition to allege an earlier and legally sufficient date was granted in Cancellation No. 92-052556. The company answered the petition as required by January 15, 2011 and trial of Orion’s contentions of prior use in commerce is scheduled to begin in November, 2011.

Item 1A.  Risk Factors.

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the SEC on November 15, 2010 (the “2010 Annual Report”), the Company believes it is subject to the risk factors below as of the date hereof.  To the extent that some of the Company’s risk factors have changed since the filing of the 2010 Annual Report, such risk factors have been updated below.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF PAUL E. NIEDERMEYER, OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR.  WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Paul E. Niedermeyer. We currently do not have an employment agreement with Mr. Niedermeyer. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

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

FOR THE FORESEEABLE FUTURE, PAUL E. NIEDERMEYER MAY BE ABLE TO INFLUENCE THE SELECTION OF ALL MEMBERS OF OUR BOARD OF DIRECTORS, AS WELL AS VIRTUALLY EVERY OTHER MATTER THAT REQUIRES BOARD APPROVAL, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

Paul E. Niedermeyer is the Company’s sole director. Mr. Niedermeyer may have significant influence over our management and affairs, and may be able to influence virtually all matters requiring board approval, including the appointment of directors and significant corporate transactions, even if they own considerably less than 50% of the total number of outstanding shares of our common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.

THE COMPANY’S NEWLY APPOINTED CHIEF EXECUTIVE OFFICER HAS LIMITED EXPERIENCE IN THE LIGHTING INDUSTRY.

Paul E. Niedermeyer has less than two years experience in the lighting products industry, which is a highly competitive market. If Mr. Niedermeyer is unable to quickly learn and execute the company’s business plan, or, unable to accurately anticipate or respond in a timely manner to market changes, this could have a material adverse impact on the business.  It’s important to note that the former CEO, Thomas J. Irvine, established and maintained all logistic and sourcing relationships on behalf of the Company since inception. It is unclear whether or not these partners and suppliers will agree to maintain the same pricing terms and conditions with Mr. Niedermeyer on a going forward basis. In addition, Mr. Irvine managed sales representative relationships on behalf of the Company. He also led product presentations and formal pitches to prospective buyers at major retailers through these sales representatives.  Mr. Niedermeyer will either need to assume control over these functions, hire talent to fill these roles, or outsource these functions as appropriate to ensure they are handled properly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended October 31, 2010 that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended October 31, 2010.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer of the Company.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Accounting Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Accounting Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Date: January 19, 2011	By:	/s/ Paul E. Niedermeyer
Paul E. Niedermeyer Chief Executive Officer
	By:	/s/ David Briones
David Briones Chief Financial Officer