Form 10-K/A
period 2010-07-31
CLEAR-LITE HOLDINGS, INC.
filed 2011-02-02
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on January 31, 2011, based on a closing bid price of $0.0044 was approximately $493,042.87. As of January 31, 2011, the Registrant had approximately 116,105,197shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Amended Annual Report on Form 10-K/A are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that, the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance, or achievements to differ from these forward-looking statements include the following:

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

Business Strategy

We are positioned as a green lighting alternative company that offers environmentally friendly lighting products.  Our Company, with the ClearLite® private label, and Original Equipment Manufacturing (“OEM”) brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.  Our mission is to provide society with innovative, energy saving and environmentally friendly lighting products to help improve the quality of life and satisfy customer needs by providing an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate.

We plan to focus on developing the following operational characteristics:

●	Rapid turnaround from concept to delivery;

●	High quality customer service;

●	Highly informed sales people;

●	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

●	Outsourced technical support and quality control.

All of the above will be supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as Electronic Data Interchange (“EDI”).

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

The Company employs law firms and other advisors to implement and protect its intellectual property portfolio, including trademarks.

The company also works with a lighting products manufacturer based in Shanghai, China. Their manufacturing facility is located in Jiangsu Province, China.

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

The company’s lighting products manufacturer is based in Shanghai, China

The company also has three logistics partners, one in the US, one in Canada, and one in Mexico. In the US, our logistics partner of record is M Block & Sons, Inc. based in Bedford Park, IL. In Canada, it is In-Store Products Limited based in Mississauga, Ontario. And, in Mexico, our logistics partner of record is Televes based in Col. Santiago Occipaco, Naucalpan de Juarez Mexico.

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

Employees

We currently have one  full-time employee on payroll.  We utilize independent contractors on a part-time and as-needed basis.   Our employee is not subject to a collective bargaining agreement, and we believe that our relationship with our employee is good.

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

WE CONTINUE TO INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES, WHICH COULD AFFECT OUR OPERATING RESULTS.

As a public company, we  have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, our management team has also had to adapt to the requirements of being a public company, as none of our senior executive officers had experience as an executive in the public company environment since the adoption of the Sarbanes-Oxley Act of 2002. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect recent rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage the same as or similar to coverage that used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as our executive officers.

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

We believe that our existing working capital and cash available from operations will not enable us to meet our working capital requirements for at least the next 12 months. We currently do not have the working capital to last another month and are entirely dependent on raising additional capital through debt and or equity financings.  However, the development and marketing of our products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

IF WE FAIL TO OBTAIN OR MAINTAIN INDUSTRY CERTIFICATION FOR OUR PRODUCTS, OUR BUSINESS WILL BE HARMED.

To date, the company has obtained and maintained the necessary UL/cUL and Energy Star® qualifications as they relate to the sale of company products. We design our products to be UL/cUL, and FCC compliant. We also seek Energy Star® qualification, where applicable.

With respect to UL, UL has established stands for safety that are essential to public safety, confidence, reducing costs, and improving quality. Products and their components are tested to UL’s rigorous safety standards with the goal that consumers live in a safer environment.

With respect to Energy Star, ENERGY STAR is the trusted, US government-backed symbol for energy efficiency that helps consumers save money and protect the environment through energy-efficient products and practices. Products earn the ENERGY STAR label by meeting energy efficiency requirements set forth in ENERGY STAR product specifications set forth by the EPA.

UL compliance certification is a key standard in the lighting industry, and if we fail to maintain this standard, we may not have a market interest for our products.  If standards change we do not meet those standards, we may not maintain our certification or we may be required to make changes to our lighting products, which would delay our commercialization efforts and negatively harm our business and our results of operations.

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

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required.  No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms.

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

Item 1B. Unresolved Staff Comments.

The Company currently has no outstanding comments related to its registration statement on Form S-1, File No. 333-169028, as filed with the SEC on November 30, 2010.

Item 2. Description of Property.

The Registrant and its subsidiary does not own or lease any principal plants or other materially important physical property. The mailing address, 102 NE 2nd Street, PMB 400, Boca Raton, FL 33432-3908 is a mail drop that is leased on a yearly basis.

Prior to the departure of the company’s chief executive officer on January 10, 2011, the company maintained two home offices, but now only has one.

The Company conducts business through sales representatives and their principal executive office locations.

Item 3.  Legal Proceedings.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares of common stock began trading under the symbol “ATIM:OB” on the OTCBB on December 26, 2007 and later began trading on the OTCBB under the symbol “CLRH:OB” on July 6, 2009.  Prior to this period, there was minimal trading in our common stock. The high and low prices for our common stock during the calendar quarters ended were:

Quarter ended	High	Low
October 31, 2010	$0.06	$0.01
July 31, 2010	$0.27	$0.05
April 30, 2010	$1.76	$0.23
January 31, 2010	$1.99	$1.01
October 31, 2009	$1.89	$0.75
July 31, 2009	$1.50	$1.01
April 30, 2009	$1.01	$0.5

Holders of Our Common Stock

As of January 31, 2011, a total of 116,105,197 shares of the Company’s common stock are currently outstanding held by approximately 80 shareholders of record.

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

Plan of Operation

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.  The Company, with the ClearLite® brand and private brands, will sell energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.

Our goal is to provide an easy pathway for consumers and organizations to adopt as many green lighting solutions as their budgets will accommodate. To do this, the Company will offer both retail and industrial/commercial solutions that emphasize the importance of the environment, costs savings and better light alternatives.

We plan to focus on developing the following operational characteristics:

●	Rapid turnaround from concept to delivery;

●	High quality customer service;

●	Highly informed sales people;

●	Strong communication and collaboration among product distributors and service providers to ensure a seamless customer experience; and

●	Outsourced technical support and quality control.

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

Sales

For the first and second quarters of the company’s fiscal year, sales increased $457,934 during the year ended July 31, 2010, up from $- during the period from January 1, 2009 to July 31, 2009.   The increase is primarily attributable to the Company recommencing sales of the lighting product line in August 2009.

However, for the third and fourth quarters of the company’s fiscal year, the company generated $0 revenues. The decrease in sales is attributable to the difficulty the Company is having selling the product line.

●	The Company is experiencing difficulty penetrating the domestic and international markets at the current time;
●	The Company believes that most consumers are not ready to pay a premium price for high quality products in the lighting industry during the current economic times;
●
The Company is also having difficulty establishing a presence in major retail and mass market locations both domestically and abroad due to the cost structure that it would take these retailers to substitute our product from their current vendor offerings;

●
The Company believes those retailers that are willing to accept new vendors, the signup, enrollment, market test, and integration process is taking longer than anticipated. Many organizations are running leaner so there is less headcount/headroom to make changes. As a result, the process is taking longer; and,

●	The sales cycle is much longer than we anticipated, from a forecasted 6-to-9 months to 18+ months.

Gross Profit

Gross profit increased $85,285 during the year ended July 31, 2010, up from $- during the period from January 1, 2009 to  July 31, 2009.  The Company recommenced sales of the lighting product line in August 2009.

General and Administrative Expense

General and administrative expenses increased $8,227,268 or 526% to $9,792,681 during the year ended July 31, 2010, up from $1,565,413 during the period January 1, 2009 to July 31, 2009.   The Company paid for services in the form of stock based compensation in the amount of $8,112,041 during the year ended July 31, 2010 as compared to $851,000 during the period January 1, 2009 to July 31, 2009.

The $8,112,041 consisted of:

•
5.3M shares of the Company’s common stock issued to the Company’s sales, logistics, and manufacturing strategic partners valued at a range of $0.30 to $1.09 per share as quoted on the Over the Counter Bulletin Board and 1.0M warrants  equating to a total of approximately $5.8M;

•
1.8M shares of the Company’s common stock issued to the Company’s investor relation firms valued at a range of $0.30 to $1.09 per share as quoted on the Over the Counter Bulletin Board equating to a total of approcimately $0.4M;

•
0.7K shares of the Company’s common stock issued to the Company’s professional service providers valued at a ranfe of $0.30 to $1.09 per share as quoted on the Over the Counter Bulletin Board and 25K warrants equating to a total of approximately $0.6M;

•
0.6M shares of the Company’s common stock issued to the Company’s employees valued at a range of $0.30 to $1.09  per share as quoted on the Over the Counter Bulletin Board and 1.1M warrants equating to a total of $1.3M.    .

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(16,979,177) during the year ended July 31, 2010, and as of that date, the Company’s current liabilities exceeded its current assets by $3,161,427. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Furthermore the company does not have enough cash on hand to survive the next 12 months and will need to issue further equity and debt.

Management of the Company plans to address this concern by doing the following:

•	Raising additional capital through convertible note offerings;

•	The Company is attempting to develop increase brand awareness; and

•	The Company continues to analyze and evaluate the current business and determine the viability in the current economic marketplace.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has been successful in setting its plan, but not yet executed its plan and looks forward to further progress as the year progresses.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2010 compared to July 31, 2009.

	July 31, 2010	July 31, 2009
Current Assets	$31,061	$83,587
Current Liabilities	$3,192,488	$10,551,904
Working Capital (Deficit)	$(3,161,427)	$(10,468,317)

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

Management must obtain additional capital to fund the Company’s foreseeable liquidity requirements.  However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require approximately $50,000 per month for the next twelve months. We do not have sufficient cash reserves for the next twelve months and we plan to seek additional capital from the issuance of our debt or equity instruments.

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

Berman & Company, P.A.

Raton, Florida
November 12, 2010

551 NW 77th Street 201 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com ● info@bermancpas.com
Registered with the PCAOB ● Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
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

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Statement of Changes in Stockholders' Deficit
For the Year Ended July 31, 2010 and Period Ended July 31, 2009

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	51,094,528	$51,094	$1,808,652	$(1,840,332)	$19,414

Stock issued for services ($1.01 and 1.25/share)	700,000	700	850,300	-	851,000

Stock issued to waive registration rights ($1.01/share)	150,000	150	151,350	-	151,500

Net loss for the period ended July 31, 2009	-	-	-	(11,634,996)	(11,634,996)

Balance, July 31, 2009	51,944,528	51,944	2,810,302	(13,475,328)	(10,613,082)

Stock issued for cash ($0.10/share)	1,500,000	1,500	148,500	-	150,000

Stock issued for services ($0.06/share - $1.09/share)	8,500,000	8,500	6,238,500	-	6,247,000

Conversion of debt to stock	4,453,334	4,453	1,187,547	-	1,192,000

Cashless conversion of warrants for stock	4,269,545	4,270	(4,270)	-	-

Conversion of warrants for stock	1,333,334	1,333	198,667	-	200,000

Warrants issued for services	-	-	1,865,041	-	1,865,041

Reclassification of derivative liability to additional paid in capital	-	-	14,793,733	-	14,793,733

Net loss for the year ended July 31, 2010	-	-	-	(16,979,177)	(16,979,177)

Balance, July 31, 2010	72,000,741	$72,000	$27,238,020	$(30,454,505)	$(3,144,485)

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended July 31, 2010	From January 1, 2009 to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,979,177)		$(11,634,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,551		-
Amortization of debt issue costs	74,012		3,773
Amortization of debt discount	1,777,725		173,205
Stock issued for services	6,247,000		851,000
Stock issued to waive registration rights	-		151,500
Warrants issued for services	1,865,041		-
Derivative expense	12,401,259		7,832,566
Change in fair value of derivative liability	(6,974,723)		1,907,790
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	-		54,182
Prepaid expenses	(27,913)		-
Increase (Decrease) in:
Accounts payable and accrued expenses	149,595		(41,018)
Accrued interest payable	4,890		710
Net Cash Used in Operating Activities	(1,460,740)		(701,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,277)		-
Net Cash Used in Investing Activities	(13,277)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	20,000		-
Repayments of loans payable - related parties	(33,922)		(26,884)
Proceeds from issuance of convertible notes	1,225,000		700,000
Repayment of convertible note	(100,000)		-
Payment of debt issue costs in cash	(67,500)		(15,500)
Proceeds from issuance of stock	150,000		-
Proceeds from exercise of warrants	200,000		-
Net Cash Provided By Financing Activities	1,393,578		657,616

Net Decrease in Cash	(80,439)		(43,672)

Cash - Beginning of Year	83,587		127,259

Cash - End of Year	$3,148		$83,587

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-		$-
Interest	$-		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$1,225,000		$700,000
Original issue discount	$182,000		$120,000
Conversion of debt to common stock	$1,192,000		$-
Cashless conversion of warrants for stock	$5,604	$
Reclassification of derivative liability to additional paid in capital	$14,793,733		$-

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

The following are the major categories of liabilities measured at fair value during the year ended July 31, 2010 and the period from January 1, 2009 to July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2010
Derivative Liabilities	$-	$2,298,159	$-	$2,298,159
Total	$-	$2,298,159	$-	$2,298,159

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at July 31, 2009
Derivative Liabilities	$-	$10,440,356	$-	$10,440,356
Total	$-	$10,440,356	$-	$10,440,356

Note 7 Stockholders’ Deficit

(A)	Common Stock

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

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2008	9,091,694	$0.25
Exercisable - December 31, 2008	9,091,694	$0.25
Granted	4,800,000	$0.45
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2009	13,972,694	$0.32
Exercisable – July 31, 2009	13,972,694	$0.32
Granted	12,164,650	$0.38
Exercised	(7,158,334)	$0.45
Forfeited/Cancelled	(1,150,000)	$0.30
Outstanding – July 31, 2010	17,829,010	$0.21
Exercisable – July 31, 2010	17,829,010	$0.21

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.60	17,829,011	3.62 years	$0.21	17,829,011	$0.21

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
Notes to Consolidated Financial Statements
July 31, 2010 and 2009

Employment Agreement

On July 31, 2009, the Company entered into an employment agreement with its Chief Financial Officer. The terms of the agreement are as follows:

● $4,000/month for financial statement preparation services

● Hourly charges for services in excess of financial statement preparation

● 300,000 shares of the Company’s common stock for services rendered, having a fair value of $375,000 ($1.25/share), based upon the quoted closing trading price.

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

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of February 1, 2011.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Paul E. Niedermeyer	39	Director/President/CEO/COO/Secretary	July 28, 2010
David Briones	34	Chief Financial Officer	August 3, 2009

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

Paul E. Niedermeyer – Chief Executive Officer

Paul E. Niedermeyer, age 39, has over fifteen years of operations, management consulting, and executive level experience developing, managing, and marketing Internet software products, services and consumer packaged goods (CPG). Prior to his appointment as CEO, Mr. Niedermeyer was Clear-Lite’s Chief Operations Officer. Before Clear-Lite, Mr. Niedermeyer was President & Senior Consultant of PN LLC, a research and management consulting firm. There, he provided strategic, financial, marketing leadership and advisory services to technology startup companies and major global technology corporations. Prior to PN LLC, Mr. Niedermeyer worked at Verio Inc., an NTT Communications Company, where he served as senior product line manager for Verio's small-medium-enterprise (SME) business unit selling web hosting products. Prior to Verio, Mr. Niedermeyer worked at Scientific Applications International Corporation (SAIC) / Network Solutions Inc. (NSI) in various marketing roles. Prior to SAIC/NSI, Niedermeyer founded whois.net, a WHOIS keyword search engine, and sold the company in 1997.  Professionally, he has earned the following certifications: Certified Fraud Examiner (CFE) and Project Management Professional (PMP). Mr. Niedermeyer holds a B.A. in Economics and B.S. in Business Administration from the University of California at Berkeley.  Mr. Niedermeyer also holds a M.S. in Computer Science from Florida Atlantic University (FAU).

David Briones - Chief Financial Officer

David Briones, age 34, is currently the managing member of Brio Financial Group, LLC., a consulting firm that specializing is financial reporting for small cap public companies.  Prior to this position, Mr. Briones managed the Public Company audit and outsourced financial reporting practice at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performed audit services, outsourced CFO functions, and/or consulted clients through SEC comment periods particularly through application of complex accounting principles for a public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.  Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked for the MONY Group, Prudential Financial, and MetLife initial public offerings.  Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.

Family Relationships

There are no family relationships between Mr. Niedermeyer and any director or executive officer of the Company.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the registrant’s directors, officers, and key employees.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (1)	OPTIONS AWARDS ($) (3)	NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION (2) ($)	TOTAL ($)

Thomas J. Irvine	2010	204,000	-	-	-	-	-	66,120	270,120
Director, President,	2009	130,000							130,000
CEO, Secretary	2008	210,000	-	-	-	-	-	-	210,000

Lisa A. Niedermeyer,	2010	117,000	-	-	-	-	-	33,444-	150,444
SVP	2009	74,250							74,250
	2008	120,000	-	-	-	-	-	-	120,000

Paul Niedermeyer COO	2010	94,500						32,936	127,436

David S. Briones,	2010	-	-	-	-	-	-	-	-
Chief Financial Officer (1)	2009	-	375,000	-					375,000
	2008	-	-	-	-	-	-	-	-

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

(2) All other compensation included: a) medical insurance, b) life, accidental death and dismemberment (AD&D), short term disability (STD), long term disability (LTD), dental, c) car allowance, d) reimbursed medical expenses and e) reimbursed continuing education expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (1)
Common	Paul E. Niedermeyer, Chief Operating Officer (1)	3,750,000	3.23%
Common	David Briones, Chief Financial Officer (2)	300,000	Less than 1%

	All officers, directors and 5% holders as a group (2 persons)	4,050,000	3.49%

(1)	The percentages listed in the percent of class column are based upon 116,105,197 issued and outstanding shares of Common Stock.

(1)	Paul E. Niedermeyer, 102 NE 2nd Street #400, Boca Raton, Florida 33432.

(2)	David Briones, 2564 Brunswick Pike, Lawrenceville, NJ 08648

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

Item 15. Exhibits.

(a) The following documents are filed as a part of this Report.

Exhibit No.	Description

14.1	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) certification of Paul E. Niedermeyer
31.2	Rule 13a-14(a)/15d-14(a) certification of David Briones
32.1	Certification pursuant to 18 USC, section 1350 of Paul E. Niedermeyer
32.2	Certification pursuant to 18 USC, section 1350 of David Briones

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Dated: February 2, 2011	By:	/s/ Paul E. Niedermeyer
Chief Executive Officer
(Principal Executive Officer)
Dated: February 2, 2011	By:	/s/ David Briones
Chief Financial Officer
(Principal Accounting Officer)