Form 10-K/A
period 2010-07-31
CLEAR-LITE HOLDINGS, INC.
filed 2011-03-17
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on January 31, 2011, based on a closing bid price of $0.0044 was approximately $493,042.87. As of March 16, 2011, the Registrant had approximately 132,287,614 shares of its common stock, par value $0.001 per share, outstanding.

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

Company sales in the first half of fiscal 2010 involved only two customers, M Block & Sons, Inc. and In-Store Products Limited. As of the date of this amended filing, the Company has not received any product reorders from either customer.

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

The Company acquires access to intellectual property through in-house expertise and know-how as well as through retaining law firms and other advisors to implement and protect its intellectual property portfolio, including domain names and trademarks. The following trademarks are material to the business: ClearLite®, ArmorLite®, Clear Color Technology®, and OptiColor®, as well as others registered in the United States, Canada, Mexico and other countries.In addition, the following domain name is material to the business: clearlite.com. Moreover, prior to the departure of the Company’s former Chief Executive Officer on January 10, 2011, Thomas J. Irvine, granted the Company a royalty-free license to the use technology in commerce behind the ArmorLite Bulbthrough July 31, 2011 (www.wipo.int/pctdb/en/wo.jsp?WO=2010118245).

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

With each logistics partner relationship, the Company supports the sale of lighting products in the territory, outlined in each agreement, according to mutually agreed pricing and programs in exchange for logistics support in the form of (a) a credit facility for orders, (b) fulfillment, and (c) distribution.The logistics provider is then compensated based on whatever markup they charge the retailer for the products purchased from the company.

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

OUR THIRD-PARTY MANUFACTURER AGREEMENT WITH OUR PRIMARY SUPPLIER OF LIGHTING PRODUCTS FROM CHINA EXPIRED ON SEPTEMBER 6, 2010.

On September 6, 2010, our three-year manufacturing agreement with our primary third-party manufacturer expired.  At this time, the manufacturer has agreed to fulfill any orders in the interim prior to entering into a new manufacturing agreement. While we believe there are alternative sources of supply for the manufacturing of our products, should the manufacturer choose not to honor a new purchase order or renew our prior expired agreement on favorable terms, for any reason, or be unable to meet our business needs due to capacity commitments with other companies, there is a possibility we may have to pay a higher cost to source goods from China, and/or use another manufacturer, which could have a material adverse effect on the Company’s business.

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

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCQB, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTCQB, such as Clear-Lite Holdings, Inc., must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

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

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU.

The market price of our common stock, which is currently listed on the Pink Sheets (OTCQB: CLRH.PK), has been, and may continue to be, highly volatile. Our stock began trading on the OTCBB under the symbol “CLRH.OB” on November 20, 2009.  On March 1, 20101, the Company began trading on the Pink Sheets.  Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the lighting industry may have a significant impact on the market price of our common stock. Market conditions and conditions of the lighting sector could also negatively impact the price of our common stock.

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

OUR COMMON STOCK IS QUOTED ON THE OTCQB, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCQB.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCBB, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTCQB, such as Clear-Lite Holdings, Inc., must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

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

Item 1B. Unresolved Staff Comments.

The Company filed a Registration Withdrawal Request on February 16, 2011, related to our Form S-1, File No. 333-169028, as filed with the SEC on November 30, 2010. Therefore, we have no unresolved staff comments at this time.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares of common stock began trading under the symbol “ATIM:OB” on the OTCBB on December 26, 2007 and later began trading on the OTCBB under the symbol “CLRH:OB” on July 6, 2009.  Prior to this period, there was minimal trading in our common stock. The high and low prices for our common stock during the calendar quarters ended were:

Quarter ended	High	Low
January 31, 2011	$0.01	$0.01
October 31, 2010	$0.06	$0.01
July 31, 2010	$0.27	$0.05
April 30, 2010	$1.76	$0.23
January 31, 2010	$1.99	$1.01
October 31, 2009	$1.89	$0.75
July 31, 2009	$1.50	$1.01
April 30, 2009	$1.01	$0.5

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

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 16, 2011.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Milton C. Ault III	41	Chairman	February 4, 2011
Paul E. Niedermeyer	39	Director/President/CEO/COO/Secretary	July 28, 2010
David Briones	34	Chief Financial Officer	August 3, 2009

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

Milton C. Ault III – Chairman

Milton C. Ault has served as the President and Chief Executive Officer of Zealous, Inc. (“Zealous”), from August 2007 until June 4, 2010, and a member of Zealous’s board of directors since October 2007. Between June and July of 2007, Mr. Ault was President of Zealous. Between July 2007 and August 2007, Mr. Ault was the Executive Vice President of Zealous. As of May 2008, Mr. Ault has served as the chairman, director, Chief Executive Officer and President of ASNI-II, Inc., a wholly owned subsidiary of Zealous. Mr. Ault was the chairman, Chief Executive Officer and President of Zealous Holdings, Inc. (“Zealous Holdings”) from June 2005 to May 2008.  Mr. Ault is the manager and Chief Investment Officer of Zealous Asset Management, LLC, a wholly owned subsidiary of Zealous. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005. Mr. Ault was elected to the board of directors of Patient Safety Technologies (formally Franklin Capital Corp.) in July 2004, and became its chairman and Chief Executive Officer in October 2004, where here served until January 2006 and again from July 2006 to January 2007. Mr. Ault has been a member of the board of directors of IPEX, Inc. (“IPEX”) since May 2005, and served as interim Chief Executive Officer of IPEX between May and July 2005. Mr. Ault was Chief Executive Officer of Digicorp, Inc. (“Digicorp”), a publicly traded corporation, from April 26, 2005 until September 30, 2005, and he served as Chairman of Digicorp from July 16, 2005 until September 30, 2005. In November 2005, Mr. Ault became Chief Executive Officer of Zealous Capital Markets, LLC (formally, Ault Glazer Bodnar Securities), a subsidiary of Zealous Holdings formed in June 2005.  Mr. Ault became President of Zealous Capital Markets, LLC, in November 2006. Mr. Ault currently holds the series 7, 24, and 63 licenses.

Paul E. Niedermeyer – Chief Executive Officer

Paul E. Niedermeyer, age 39, has over fifteen years of operations, management consulting, and executive level experience developing, managing, and marketing Internet software products, services and consumer packaged goods (CPG). Prior to his appointment as CEO, Mr. Niedermeyer was Clear-Lite’s Chief Operations Officer. Before Clear-Lite, Mr. Niedermeyer was President & Senior Consultant of PN LLC, a research and management consulting firm. There, he provided strategic, financial, marketing leadership and advisory services to technology startup companies and major global technology corporations. Prior to PN LLC, Mr. Niedermeyer worked at Verio Inc., an NTT Communications Company, where he served as senior product line manager for Verio's small-medium-enterprise (SME) business unit selling web hosting products. Prior to Verio, Mr. Niedermeyer worked at Scientific Applications International Corporation (SAIC) / Network Solutions Inc. (NSI) in various marketing roles. Prior to SAIC/NSI, Niedermeyer founded whois.net, a WHOIS keyword search engine, and sold the company in 1997.  Professionally, he has earned the following certifications: Certified Fraud Examiner (CFE) and Project Management Professional (PMP). Mr. Niedermeyer also serves as a director to CoreStream Energy, Inc. Mr. Niedermeyer holds a B.A. in Economics and B.S. in Business Administration from the University of California at Berkeley.  Mr. Niedermeyer also holds a M.S. in Computer Science from Florida Atlantic University (FAU).

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

Legal Proceedings

Exception for the disclosure in the following two paragraphs with regard our the company’s chairman Milton C. Ault III, no director or executive officer has been a director or executive officer of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.  None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Zealous Holdings filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on February 20, 2009, in the U.S. Bankruptcy Court, Central District of California.  This Chapter 11 filing was subsequently converted to a Chapter 7 filing.  Zealous Holdings is currently awaiting a no-asset letter from the U.S. Trustee indicating the closure of the bankruptcy proceeding.  Upon the closure of such proceedings, Zealous Holdings will be dissolved as an entity in the State of Delaware.

Mr. Ault filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on December 8, 2009, in the U.S. Bankruptcy Court, Central District of California.  This Chapter 11 filing was subsequently converted to a Chapter 7 filing.  Mr. Ault is currently in the process of withdrawing this Chapter 7 filing.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

Item 15. Exhibits.

(a) The following documents are filed as a part of this Report.

Exhibit No.	Description

10.1	Logistics Agreement, dated May 14, 2008, by and between TAG Industries, Inc. and M. Block & Sons, Inc.
10.2
Logistics Agreement, dated March 26, 2010, by and between TAG Industries, Inc. and In-Store Products Limited (as filed as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the SEC on April 1, 2010).

10.3
Form of Logistics Agreement, dated On June 8, 2010, by and between TAG Industries, Inc. and Televes Internacional SA DE CV (as filed as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the SEC on June 14, 2010).

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

CLEAR-LITE HOLDINGS, INC.

Dated: March 17, 2011	By:	/s/ Paul E. Niedermeyer
Chief Executive Officer
(Principal Executive Officer)
Dated: March 17, 2011	By:	/s/ David Briones
Chief Financial Officer
(Principal Accounting Officer)