Form 10-Q
period 2011-01-31
CLEAR-LITE HOLDINGS, INC.
filed 2011-03-22
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Yes ☐ No ☒

As of March 22, 2011, there were 132,287,614 shares of the registrant’s common stock issued and outstanding.

CLEAR-LITE HOLDINGS, INC.
FORM 10-Q
JANUARY 31, 2011

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

SIGNATURES

Item 1. Financial Statements.

CLEAR-LITE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	January 31, 2011	July 31, 2010
	(unaudited)
Assets

Assets:
Cash	$394	$3,148
Prepaid expenses	-	27,913
Total Current Assets	394	31,061

Equipment - net	10,626	11,726

Debt issue costs - net	-	5,216

Total Assets	$11,020	$48,003

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$669,646	$211,411
Loans payable - related parties	58,085	18,388
Demand loans	96,000	-
Convertible note payable - net of debt discount	547,628	658,930
Accrued interest payable	15,197	5,600
Derivative liabilities	1,764,305	2,298,159
Total Current Liabilities	3,150,861	3,192,488

Stockholders' Deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 195,000,000 shares authorized,
114,605,194 and 72,000,741 shares issued and outstanding, respectively	114,605	72,000
Additional paid in capital	27,956,310	27,238,020
Accumulated deficit	(31,210,756)	(30,454,505)
Total Stockholders' Deficit	(3,139,841)	(3,144,485)

Total Liabilities and Stockholders' Deficit	$11,020	$48,003

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Sales	$-	$152,821	$-	$457,934

Cost of sales	-	119,832	-	338,585

Gross profit	-	32,989	-	119,349

General and administrative expenses	239,166	3,237,828	653,889	9,103,878

Loss from operations	(239,166)	(3,204,839)	(653,889)	(8,984,529)

Other income (expense) - net
Other income	-	710	-	13,270
Interest expense	(102,406)	(557,617)	(208,587)	(729,720)
Change in fair value of derivative liability	(678,301)	4,707,922	180,564	2,596,900
Derivative expense	-	(1,012,770)	(74,339)	(11,228,987)
Total other income (expense) - net	(780,707)	3,138,245	(102,362)	(9,348,537)

Net loss	$(1,019,873)	$(66,594)	$(756,251)	$(18,333,066)

Net loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.33)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	101,420,380	57,472,789	89,667,760	55,450,506

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	January 31, 2011	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(756,251)	$(18,333,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,100	453
Amortization of debt issue costs	5,216	18,564
Amortization of debt discount	193,764	711,155
Stock issued for services	18,200	5,311,000
Warrants issued for services	-	2,852,383
Change in fair value of derivative liability	(180,564)	(2,596,900)
Derivative expense	74,339	11,228,987
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	-	(643)
Prepaid expenses	27,913	(14,691)
Increase in:
Accounts payable and accrued expenses	458,235	(3,652)
Accrued interest payable	9,597	(710)
Net Cash Used in Operating Activities	(148,451)	(827,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(13,277)
Net Cash Used in Investing Activities	-	(13,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from loans payable - related parties	39,697	20,000
Repayments of loans payable - related parties	-	(12,121)
Payment of debt issue costs in cash	-	(60,000)
Repayment of convertible note with embedded derivative	-	(100,000)
Proceeds from issuance of convertible notes	106,000	910,000
Net Cash Provided By Financing Activities	145,697	757,879

Net Decrease in Cash	(2,754)	(82,518)

Cash - Beginning of Period	3,148	83,587

Cash - End of Period	$394	$1,069

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$106,000	$910,000
Original issue discount	$-	$182,000
Issuance of stock for future services	$-	$599,500
Conversion of debt to common stock	$209,066	$-
Reclassification of convertible notes to demand notes	$122,000	$-
Reclassification of derivative liability to additional paid in capital	$533,629	$1,429,545

See accompanying notes to consolidated financial statements

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
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

The financial information as of July 31, 2010 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2010 and 2009, as presented in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 31, 2011.

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
January 31, 2011
(Unaudited)

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities

●	Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of January 31, 2011 and July 31, 2010, the Company’s derivative liabilities are considered level 2.

The Company's financial instruments consisted primarily of cash, accounts payable, accrued liabilities, and debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of January 31, 2011 and July 31, 2010, due to the short term nature of these instruments.

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

 Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense for the three months ended January 31, 2011 and 2010 was $1,185 and $35,430, respectively. Advertising expense for the six months ended January 31, 2011 and 2010 was $16,689 and $52,326, respectively.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

The computation of basic and diluted loss per share for the three and six months ended January 31, 2011 and 2010, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	January 31, 2011	January 31, 2010
Convertible notes	489,372,941	6,040,000
Stock warrants	20,329,010	23,556,344
Total common stock equivalents	509,701,951	29,596,344

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires newdisclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our unaudited consolidated financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $756,251 and net cash used in operations of $148,451 for the six months ended January 31, 2011; a working capital deficit of $3,150,467, and a stockholders’ deficit of $3,139,841 at January 31, 2011.

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

The Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to re-generate sales, while leveraging distribution systems to consolidate lower costs. The Company expects that operations will require at least $35,000 per month for the next six months in the plan to re-evaluate the current business model. We do not have sufficient cash reserves for the next six months and we plan to seek additional capital from the issuance of our debt or equity instruments.

In response to these problems, management has taken the following actions:

•	Raising additional capital through convertible note offerings,

•	The Company continues to analyze and evaluate the current business and determine the viability in the current economic marketplace

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

The Company is indebted to a former officer, director and current shareholder for $72,908 and $18,388 for cash advances and unreimbursed expenses as of January 31, 2011 and July 31, 2010, respectively. These loans are unsecured, non-interest bearing and due upon demand.

(B)	Demand Loans

During the six months ended January 31, 2011, convertible notes with a face amount of $122,000 matured on November 23, 2010, January 11, 2011 and January 22, 2011.  Upon maturity, these notes were reclassified as demand notes, the derivative liability ceased to exist and was revalued and reclassified to additional paid in capital in the amount of $374,438.  After the maturity date of these notes, the noteholders converted principal of $26,000 into 13,410,326 shares of the Company’s common stock. At conversion, the Company fully amortized the remaining debt discount associated with each convertible note.  There is a balance of $96,000 remaining associated with these notes as of January 31, 2011.

(C)	July 2010 Convertible Promissory Note

On July 19, 2010, the Company entered into a convertible promissory note facility of up to $650,000 with one investor.  On August 26, 2010, the Company issued the investor 1 convertible promissory note with principal of $31,000 maturing on July 19, 2013.  The convertible promissory note bears interest at a rate of 10%.  The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 or 65% of the average of the two lowest closing prices of the common stock in the 22 trading days (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) immediately prior to the conversion.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.  This Note is currently in default; since the Company does not have an effective registration statement.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

(D)	October 2010 Convertible Promissory Note

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

(E)	October Convertible Promissory Note With Warrants

On October 13, 2010, the Company issued a convertible promissory note with principal of $25,000 maturing on October 13, 2011. The note is convertible into shares of the Company’s common stock at a 35% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.  The note is secured by the assets of the Company.  In addition to the convertible note, the Company issued the investor 2,500,000 five-year warrants to purchase common stock with an exercise price of $0.01/warrant.  The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share. The Company classified the warrant feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle.

(F)	Conversion of Convertible Debt to Common Stock

During the six months ended January 31, 2011, 3 convertible note holders converted the principal of their notes into shares of common stock. The noteholders converted principal of $183,066 at a conversion rate ranging from $0.0016 - $0.019 into 28,844,127 shares of the Company’s common stock. At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital in the amount of $159,191.

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

(G)	Summary of Convertible Notes Payable - Net of Debt Discount

Convertible note payable - net of debt discount balance at July 31, 2010	$658,930
Convertible notes issued during the six months ended January 31, 2011	106,000
Reclassification of Convertible notes to Demand loans upon maturity	(96,000)
Conversion of debt during the six months ended January 31, 2011	(209,066)
Debt discount during the six months ended January 31, 2011	(106,000)
Amortization of debt discount during six months ended January 31, 2011	193,764
Convertible note payable - net of debt discount balance at January 31, 2011	$547,628

(H)	Derivative Liability

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

Derivative liability balance at July 31, 2010	$2,298,159
Fair value at the commitment date for convertible notes and warrants issued during the six months ended January 31, 2011	180,339
Fair value mark to market adjustment at January 31, 2011	(180,564)
Reclassification of derivative liability to additional paid in capital due to conversion and maturity	(533,629)
Derivative liability balance at January 31, 2011	$1,764,305

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note. The Company recorded a derivative expense in the amount of $0 and $74,339 for the three and six months ended January 31, 2011, respectively and $1,012,770 and $11,228,987 for the three and six months ended January 31, 2010, respectively.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

(I)	Mark to Market

At January 31, 2011, the Company remeasured the conversion features and warrants and recorded a fair value adjustment of $180,564.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	484%
Risk fee interest rate	0.15% - 0.98%
Expected life of conversion features in years	0.22 – 2.47
Expected life of warrants in years	3.22 – 4.70
Expected forfeitures	0%

At January 31, 2010, the Company remeasured the conversion features and warrants and recorded a fair value adjustment of $2,596,900.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	354%
Risk fee interest rate	0.86 – 2.38%
Expected life of conversion features in years	1.16 – 1.84
Expected life of warrants in years	4.16 – 4.84
Expected forfeitures	0%

(J)	Debt Issuance Costs

During the year ended July 31, 2010 and from January 1, 2009 to July 31, 2009, in connection with raising convertible debt, the Company paid debt issue costs totaling $67,500 and $15,500, respectively.

Total debt issue costs are as follows:

Debt issue costs – net – July 31, 2010	$5,216
Amortization of debt issue costs during the six months ended January 31, 2011	(5,216)
Debt issue costs – net – January 31, 2011	$-

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 5 Stockholders’ Deficit

(A)	Common Stock

In addition to the common stock issuances described in Note 4 (B) and 4(F) (Conversions of  debt to common stock), the Company issued the following during the six months ended January 31, 2011

Issuance of Shares for Services

On August 14, 2010, the Company issued 350,000 common shares for services rendered, having a fair value of $18,200 ($0.052/share).  Fair value was based upon the quoted closing trading price of the Company’s common stock.

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – July 31, 2010	17,829,010	$0.21
Exercisable – July 31, 2010	17,829,010	$0.21
Granted	2,500,000	$0.01
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2011	20,329,010	$0.18
Exercisable – January 31, 2011	20,329,010	$0.18

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.60	20,329,010	3.35 years	$ 0.18	20,329,010	$ 0.18

At January 31, 2011 and July 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Clear-Lite Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

Employment Agreement

On October 1, 2010, the Company entered into a verbal employment agreement with its Chief Financial Officer. The terms of the agreement are as follows:

  ●   $4,000/month for financial statement preparation services

  ●   Hourly charges for services in excess of financial statement preparation

The terms of the agreement were verbally revised for the period January 1, 2011 through current, in which the Chief Financial Officer was to receive $5,000 per month for financial statement preparation services.

Note 7 Subsequent Events

During the period February 1, 2011 to March 22, 2011, 2 convertible note holders converted the principal of their notes into shares of common stock.  The noteholders converted principal of $30,000 at a conversion rate ranging from $0.0018 - $0.0019 into 16,182,425 shares of the Company’s common stock.  At conversion, the Company fully amortized the remaining debt discount associated with each convertible note, revalued the derivative liability with a mark to market adjustment through  the statement of operations, and reclassified the fair value of the derivative liability to additional paid in capital.

On February 17, 2011, the Company issued an original discount convertible promissory note with principal of $75,000 maturing on February 17, 2013.  The purchase price of the note was $50,000.  The note is convertible into shares of the company’s common stock at the average closing price of the company’s common stock (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) on the five trading days prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.

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

Plan of Operation

We are positioned as a green lighting alternative that offers environmentally friendly lighting products.  The Company, with the ClearLite® brand and private brands, sells energy-efficient and technologically advanced lighting products including lamps and light fixtures to the retail and I/C markets.

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

All of the above is supported by our fulfillment partners. They will own and maintain the proper inventory levels. They will also provide the day-to-day inventory management and order processing controls, such as EDI.

Our plan of action over the next six months is to continue operations to manufacture and distribute energy saving and environmentally friendly lighting products.  It is imperative that the Company raises additional capital financing in order to sustain operations.

Results of Operations

Summary Statements of Operations for the three months ended January 31, 2011 and 2010.

	January 31, 2011 Unaudited	January 31, 2010 Unaudited
Sales	$-	$152,821
Gross profit	$-	$32,989
General and administrative expenses	$239,166	$3,237,828
Other income (expenses) - net	$(780,707)	$3,138,245
Net loss	$(1,019,873)	$(66,594)
Net Loss per Common Share – Basic and Diluted	$(0.01)	$(0.00)

For the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, the Company reported a net loss of $(1,019,873) or $0.01 per share and a net loss of $(66,594) or $(0.00) per share, respectively. The change in net loss between periods was primarily attributable to the following:  decrease in sales from $152,821 to $0; a substantial decrease in stock-based compensation in the amount of $1,853,000, and a substantial increase in derivate expenses of $1,012,770 offset by a decrease in the change in fair value of derivative liabilities of $5,386,223.

Sales: Sales decreased $152,821 during the three months ended January 31, 2011, down from $152,821 during the three months ended January 31, 2010. The decrease in sales is attributable to the difficulty selling the Company’s product line, including:

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

Gross profit: Gross profit decreased $32,989 during the three months ended January 31, 2011, down from $32,989 during the three months ended January 31, 2010.  The decrease in gross profit is reflective of the decreased sales.

General and Administrative Expense: General and administrative expenses decreased $2,998,662 to $239,166 during the three months ended January 31, 2011, down from $3,237,828 during the three months ended January 31, 2010.  The decrease in general and administrative expenses is primarily attributable to a considerable decrease in stock based compensation of approximately $1,853,000, and a decrease in other general and administrative expenses due to the Company’s limited capital resources.

Other income (expenses) – net decreased by $3,918,952.  The decrease is primarily attributable to an increase in derivate expenses of $1,012,770 offset by a decrease in the change in fair value of derivative liabilities of $5,386,223.

Summary Statements of Operations for the six months ended January 31, 2011 and 2010.

	January 31, 2011 Unaudited	January 31, 2010 Unaudited
Sales	$-	$457,934
Gross profit	$-	$119,349
General and administrative expenses	$653,889	$9,103,878
Other expenses - net	$(102,362)	$(9,348,537)
Net loss	$(756,251)	$(18,333,066)
Net Loss per Common Share – Basic and Diluted	$(0.01)	$(0.33)

For the six months ended January 31, 2011, as compared to the six months ended January 31, 2010, the Company reported a net loss of $(756,251) or $(0.01) per share and a net loss of $(18,333,066) or $(0.33) per share, respectively. The change in net loss between periods was primarily attributable to the following:  decrease in sales from $457,934 to $0; a substantial decrease in stock-based compensation in the amount of $5,292,800, and a substantial decrease in derivative expense by $11,154,648.

Sales: Sales decreased $457,934 during the six months ended January 31, 2011, down from $457,934 during the six months ended January 31, 2010. The decrease in sales is attributable to the difficulty selling the Company’s product line, including:

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

Gross profit: Gross profit decreased $119,349 during the six months ended January 31, 2011, down from $119,349 during the six months ended January 31, 2010. The decrease in gross profit is reflective of the decreased sales.

General and Administrative Expense: General and administrative expenses decreased $8,449,989 to $653,889 during the six months ended January 31, 2011, down from $9,103,878 during the six months ended January 31, 2010. The decrease in general and administrative expenses is primarily attributable to a considerable decrease in stock based compensation of $8,145,183 and a decrease in other general and administrative expenses due to the Company’s limited capital resources.

Other income (expenses) – net decreased by $9,246,175. The decrease is primarily attributable to an increase in derivate expenses of $11,154,648 offset by a decrease in the change in fair value of derivative liabilities of $2,416,336.

Going Concern:  As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss from operations of $(756,251) during the six months ended January 31, 2011. As of that date, the Company had a working capital deficit of $3,150,467 and an accumulated deficit of $31,210,756. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

●	Raising additional capital through convertible note offerings;
●	The Company continues to analyze and evaluate the current business and determine the viability in the current economic marketplace

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps.  It is imperative that the company raise additional capital in the near term to continue executing the current business plan.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2011 compared to July 31, 2010.

	January 31, 2011 (Unaudited)	July 31, 2010 (Audited)	Increase/ (Decrease)
Current Assets	$394	$31,061	$(30,667)
Current Liabilities	$3,150,861	$3,192,488	$41,627
Working Capital (Deficit)	$(3,150,467)	$(3,161,427)	$10,960

As of January 31, 2011, we had working capital deficit of $(3,150,467) as compared to a working capital deficit of $(3,161,427) as of July 31, 2010, an increase of $10,690. The increase is primarily a result of the change in fair market value of the derivative liabilities embedded in the Company’s convertible notes outstanding.

Net cash used for operating activities for the six months ended January 31, 2011, was $148,451. The Company had limited capital during the six months ended January 31, 2011 and limited expenses and activity to conserve the limited resources.

Net cash obtained through all financing activities for the six months ended January 31, 2011, was $145,697.  The Company had difficulty raising additional capital during the six months ended January 31, 2011.

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

On February 17, 2011, the Company issued an original discount convertible promissory note with principal of $75,000 maturing on February 17, 2013.  The purchase price of the note was $50,000.  The note is convertible into shares of the company’s common stock at the average closing price of the company’s common stock (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) on the five trading days prior to the date the conversion notice is sent by the noteholder to the Company.

The Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to re-generate sales, while leveraging distribution systems to consolidate lower costs.  We expect that our operations will require at least $35,000 per month for the next six months in the plan to re-evaluate the current business model. We do not have sufficient cash reserves for the next six months and we plan to seek additional capital from the issuance of our debt or equity instruments.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our internal control over financial reporting was effective.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the SEC on November 15, 2010, and subsequently amended on March 17, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended January 31, 2011 that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended January 31, 2011.

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

CLEAR-LITE HOLDINGS, INC.

Date: March 22, 2011	By:	/s/ Paul E. Niedermeyer
Paul E. Niedermeyer Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Accounting Officer