Form 10-K/A
period 2010-12-31
CLEAR-LITE HOLDINGS, INC.
filed 2011-04-18
CIK 1412299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on January 31, 2011, based on a closing bid price of $0.0044 was approximately $493,042.87.  As of April 15, 2011, the Registrant had approximately 154,517,684 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This amendment (Amendment No. 3) to the Annual Report on Form 10-K for the year ended July 31, 2010, of Clear-Lite Holdings, Inc. (the “2010 Annual Report on Form 10-K”), is being filed solely for the purpose of filing one exhibit, the full text of which is required to be filed as a material definitive agreement.  The agreement was previously filed with certain terms redacted as the Company was seeking confidential treatment of such terms.  The Company has withdrawn its request for confidential treatment and has included the full agreement as an exhibit to this Amendment No. 3.  No other Item of the 2010 Annual Report on Form 10-K is affected by the change.  As a result, they have been omitted from this Amendment No. 3.

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The Index to Exhibits identified under Part IV, Item 15(b) of the 2010 Annual Report on Form 10-K is hereby amended such that the following document is (i) amended and added to the Index to Exhibits and (ii) is included as an exhibit to the 2010 Annual Report on Form 10-K:

Exhibit No.	Description

10.1	Logistics Agreement, dated May 14, 2008, by and between TAG Industries, Inc. and M. Block & Sons, Inc.*

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR-LITE HOLDINGS, INC.

Dated: April 15, 2011	By:	/s/ Paul E. Niedermeyer
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)